Form 10KSB40
period 1997-12-31
ESOFT INC
filed 1998-03-31
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934


                   For the fiscal year ended December 31, 1997

                                       Or

         Transition report pursuant to section 13 or 15 (d) of the Securities
---      Exchange Act of 1934


                       Commission file number: 00 - 23527

                               eSoft, Incorporated
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                        84-0938960
--------------------------------                --------------------------------
 (State or other jurisdiction of                  I.R.S. Employer I. D. Number
  incorporation or organization)

5335 Sterling Drive, Suite C, Boulder, Colorado                 80301
-----------------------------------------------                 -----
(Address of principal executive offices)                      (zip code)

Registrant's telephone number, including area code: (303) 444-1600
                                                    --------------

Securities registered pursuant to Section 12(b)
                                    of the Act:     None.
                                                    ----
Securities registered pursuant to Section 12(g)
                                    of the Act:     Common Stock, $.01 Par Value
                                                    ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: X .
                               ----
      State issuer's revenues for its most recent fiscal year: $ 1,233,137
                                                               -----------

      Shares of common stock, $.01 par value, outstanding as of March 27, 1998:
5,039,061 shares. Aggregate market value of voting stock held by non-affiliates of the registrant on March 27, 1998, $19,340,052.

      Documents incorporated by reference: None.

      Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ----    ----
                               eSoft, Incorporated
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
Part I

         Item 1            Description of Business                                                3

         Item 2            Description of Property                                                9

         Item 3            Legal Proceedings                                                      9

         Item 4            Submission of Matters to a Vote of Security Holders                    9


Part II

         Item 5            Market for Common Equity and Related Stockholder Matters              10

         Item 6            Management's Discussion and Analysis or Plan of Operation             10

         Item 7            Financial Statements                                                  15

         Item 8            Changes in and Disagreements with Accountants on Accounting           16
                           and Financial Disclosure

Part III

         Item 9            Directors and Executive Officers; Compliance with Section 16(a)
                           of the Exchange Act                                                   16

         Item 10           Executive Compensation                                                18

         Item 11           Security Ownership of Certain Beneficial Owners and Management        21

         Item 12           Certain Relationships and Related Transactions                        22

Part IV

         Item 13           Exhibits and Reports on Form 8-K                                      24

                                   eSoft, Inc.
                                   FORM 10-KSB
                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the, Securities Act of 1993("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statement often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties which may affect forward-looking statements about the Company's IPAD business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive IPAD solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, which could have an immediate and material adverse effect by placing eSoft behind its competitors. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Development of Business

CORPORATE HISTORY

         eSoft, Inc. was incorporated under the laws of the State of Colorado on March 3, 1984. On February 17, 1998, pursuant to approval by the Board of Directors and shareholders of the Company, the Company merged into a newly incorporated Delaware corporation, and has become, effective February 17, 1998, a Delaware corporation. Through September 4, 1997, the Company had elected to be taxed as an "S-corporation" for U.S. income tax purposes. Under this election the Company was essentially taxed as a partnership. Accordingly, in lieu of corporate income taxes, the shareholders were taxed on their proportional share of the Company's taxable income individually. The Company withdrew the S-corporation election after September 4, 1997 and is now subject to U.S. corporate income taxes.

         In its early years, the focus of the Company was oriented towards the development and sale of a computer bulletin board software product known as TBBS. TBBS software created a multi-user host for direct dial-in access for multiple users for on-going messaging, file transfer, and data access. Concurrent with the rapid rise of Internet communications media, TBBS software demand began to decline. Until mid-1995, the Company's revenues were generated solely from the sale of TBBS, its bulletin board system software package. With the growth of the Internet, the Company found it essential to diversify its range of product offerings leading to the development of the IPAD. The Internet growth continued to erode the Company's sales of its traditional TBBS product line.

         In response to the growth of the Internet, a new product line of Internet protocol adapters (IPAD) was designed and launched in 1996. The various IPAD's configurations integrate Internet hardware and communications software into a user friendly turnkey system, which does not require extensive technical knowledge to support. The IPAD is designed to be a total Internet/Intranet connectivity solution without the complexity and high cost of traditional solutions. It affords the medium to small businesses, institutions, or educational sites with a full connectivity solution that is economical and easily installed and managed by existing information systems' personnel. The Company's product line permit entities to connect to the Internet utilizing dial-up 56 kbps modems, dial-up ISDN up to 128 kbps, or a dedicated leased line up to a full T1 speed, through major national access providers. The IPAD product line includes accessories needed to complete the connection and provide the necessary Internet related functionality, such as integrated servers for world wide web, DNS, a POP3, e-mail, FTP, and remote access. The software includes a basic Web Server, Telnet, an FTP Server, an E-mail Server, a Remote Access Server, a DNS, and a Packet-Routing Firewall.

         The IPAD product lines utilize an Intel Pentium CPU, with a minimum configuration of 8 MB of Ram: a 1.2 GB hard drive; and a 1.44 MB floppy drive. Unlike competing products in the marketplace, the IPAD does not operate on a UNIX platform but rather is a purpose built component, real time operating system. This system allows for a high degree of individual customization on the larger systems to better address the needs of individual customers. The Company introduced its first IPAD, the IPAD 5000 in 1996. In refocusing on the market requirements of the product the Company designed and released in the second quarter 1997 the IPAD 2500 and in October 1997 released the IPAD 1200.

NARRATIVE DESCRIPTION OF BUSINESS

         The Company is a technology based company that has developed an Internet connectivity software and hardware solution permitting businesses to connect to the Internet. This technology will empower businesses for the first time to install and operate their own Internet sites without highly specialized technical expertise.

         The Company's primary market being pursued consists of small to medium size businesses. The Company believes these businesses increasingly find it beneficial to host their own Internet infrastructure rather than rely upon an Internet service provider for all of their Internet access and connectivity needs. A secondary market consists of Internet Service Providers (ISP) which can benefit from the Company's IPAD integrated software and hardware product line.

         The Company believes that for most small to medium size businesses, high speed large diameter pipeline access to the Internet is important. It is the belief that the small to medium size businesses will continue to rely upon an ISP in order to gain that advantage if it were not available in Internet connectivity products such as the Company's IPAD products. With new advancements in Internet software, however, individual companies, without a great deal of software expertise, can now assume many of the responsibilities and functions which heretofore have been carried out by ISP on their behalf. This includes control over a router, firewall, remote access server, a web server, and mail server. Perhaps most importantly, rather than paying an Internet service provider substantial fees in order to offer individual e-mail addresses plus Internet access to each of many employees, the IPAD products can provide such services to a growing company and its employees in a much more cost effective manner.

         It is the intention of the Company to sell its products directly to end-use purchasers, as well as to utilize value added resellers ("VAR"s) and resellers to assist in product dissemination. Another distribution channel the Company is pursuing is the telecommunication companies that provide data access lines.

         Long term the Company proposes to develop an IPAD-supported virtual private network ("VPN") product. This product will require the development and integration software encryption technology into the IPAD product. The Company has also begun research to identify the important characteristics of a future VPN product offering. The Company believes that the inclusion of the VPN technology in an IPAD product will have considerable market appeal for prospective customers that require secure network connections from remote locations. Development of this proposed new product is in a very early stage and there can be no assurance that the Company will be able to satisfactorily integrate the all technology into the IPAD product in a timely manner or at a cost which will permit the Company to effectively compete with other products offering similar technology.

PRODUCTS AND SERVICES

IPAD 5000
         The IPAD 5000 is designed for companies with large WAN/LAN's and/or ISP's. This system allows for a high degree of individual customization to better address the needs of individual customers. This system was designed for companies with a need for connecting up to 4 separate LAN's, and up to 96 simultaneous dial-in remote access ports that can feed up to 40 remote offices. The hardware includes five open slots, is designed to allow for customized interface configuration. These interfaces may include an Ethernet card, an ISDN terminal adapter, a V.35 leased line or Token Ring or extra serial interfaces if desired.

IPAD 2500
         The IPAD 2500 which is focused on medium size businesses where connection to up to 2 LANs and from 2 up to 8 dial-up remote access ports is required. This product provides a desktop unit which contains a router with firewall capabilities, a terminal server, and the same basic Internet connectivity provided by all of the IPADs models. The IPAD functionality allows for more than one IP address and routing for up to two networks as well as multiple web and FTP servers.

IPAD 1200
         This system is a desktop unit which can connect a business LAN of up to 150 users to the Internet using a single address. The product is designed for users who want to be connected to the internet in a matter of hours at a fraction of the cost of the larger system. The hardware is an Intel Pentium CPU with 8 MB of RAM, a 1.2 GB hard drive, a 1.44MB floppy drive, 2 serial ports and a 10 MB Ethernet card. The IPAD 1200 comes standard with a 56 KB modem that can be upgraded to an ISDN adapter or integral 56 KB leased line CSU/DSU or its Internet feed. The product is designed for mass production without significant customization for specific client needs.

TBBS SOFTWARE
         The Company expects to continue to generate residual revenues from the sale of TBBS software at least through the 1998 fiscal year. However, no further development or upgrading of the software is expected to be pursued by the Company, as TBBS is progressively phased out of the market in favor of more sophisticated communications products.

ACCESSORIES
         In regard to the Model 5000 (and to a lesser degree with the IPAD
2500), customers can order additional cards and accessories to more effectively configure a device to suit their needs. Aside from an Ethernet card, users have the option, with certain models, of purchasing an ISDN adapter, interfaces for T1 and fractional T1 leased lines, as well as extra serial interfaces. As many as 96 serial ports can be accommodated within a Model 5000 with each card being capable of connecting up to 16 modems or terminals.

SEMINARS
         The Company also offers Internet training seminars. These comprehensive, one-half day and two day programs are offered in Colorado and other appropriate locations. They address issues related to end user client set-up and trouble shooting; advanced Internet operations including routing and domain name server operations; Internet service provider management techniques, including guidance with respect to systems performance and networking issues including questions relating to growth planning, multiple networking interfacing, and connections with other routers; and specific training with respect to IPAD applications and management techniques. The Company expects to offer these seminars with greater frequency to supplement revenues from IPAD product sales.

TECHNICAL SUPPORT SERVICES

Customers can also contract for support of the IPAD hardware and software through which the Company offers technical support services to address customers' specific application needs. Such technical support services are designed to address concerns of individual clients for applications ranging from the launching of their web presence, to the reconfiguration of their LAN to optimize both efficiency and connectivity.

         No one customer accounted for more than 10% of the Company's total revenue during the years ended December 31,1997 and 1996.

MARKETING PLAN

         The IPAD system is considered a horizontal product offering -- it can be applied to virtually any vertical industry market in North America or overseas. Further, Internet related industry trends strongly indicate that the majority of the small-to-medium sized business (5 to 150 users) are moving aggressively to provide their employees access to the power of the Internet. Typically, the small and medium sized business owners require technology to be relatively inexpensive and simple to install and maintain. The Company believes the IPAD is positioned to become the leader in systems that provide the requisite all-in-one Internet connectivity, services and support functionality at a very competitive price.

         Product competition is in the form of complex and expensive multi-system offerings i.e. Microsoft's NT and Small Office Back Office; suppliers of several Internet connectivity routers/firewalls; and a handful of other manufacturers who claim to provide all-in-one functionality. The IPAD is quickly differentiated from each of these competitors via one or more ease-of-use, price, functionality and security features. Additionally, as both a competitive and operational advantage, the Company will establish local manufacturing and technical support of the IPAD in each of the major overseas market areas.

         The IPAD pricing strategy is to remain competitively priced against the competition's perceived all-in-one functionality, and significantly less expensive than the multi-system alternatives. Marketing programs will assist in differentiating the IPAD price as compared to the router/firewall only offerings. While some price degradation may be necessary due to competitive pressures, the Company intends to maintain the pricing level through introduction of additional products and functionality. The IPAD will continue to be sold as an integrated hardware/software unit so as to ensure simple installation and maintenance.

         The Company intends to distribute the IPAD through direct sales, VAR's and network integration companies, distributors and overseas sales agents. Over time, as VAR's and network integrators are recruited in sufficient quantities, the direct sales effort will probably subside except in support of a lead generation program. Direct sales representatives are in place, as are experienced sales agents in Europe, Latin America and Asia. Marketing and sales programs are being put into place to recruit VAR's and network integration companies. Agreements with distributors will be pursued as product demand and quantity shipments increase to a point where geographically dispersed inventory is required.

         The Company's marketing program will be targeted at small to medium sized companies as well as recruiting of VAR's and network integrators that service this business segment. The product focus will be the IPAD 1200 and 2500. Programs will also target telecommunications organizations that sell Internet connections and related products into any industry segment. To assist in creating more customer awareness of the company and its products, as well as in support of a lead generation program, the Company has hired a public relations firm and has significantly increased the budget for advertising and promotion activities.

         The marketing and sales budget for 1998 includes the addition of direct sales and sales support representatives, a director of marketing communications, a channel marketing manager, a vice president of sales, and an a marketing support person for collateral and web site improvement.

OPERATIONS

         Currently, with respect to all models, the Company purchases sub-assemblies, and undertakes final assembly and software integration at its production facility in Colorado. In the future, with respect to Models 1200 and 2500, the Company intends to purchase the computers in essentially complete and finished form. Upon shipment to its assembly facility, the Company would install an extra card in the case of the Model 1200 and load its software. With respect to the somewhat higher performing Model 2500, the modifications and degree of the Company's customization which is undertaken, is less than that applicable to the Model 5000, but more vigorous than that carried out in the context of a typical Model 1200. If and when the sales volume increases to a level beyond the capacity of the Company's facilities, presently anticipated to be in six to nine months, the Company expects to outsource the assembly of the product to a contract manufacturer in the U.S. and one in Europe.

INTELLECTUAL PROPERTY

         The Company has no patents, but regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret laws, internal nondisclosure agreements and transferability restrictions incorporated into its software license agreements. The Company provides its software products under a perpetual paid-up license agreement. Title does not transfer to the customer. Program source listings are not released, which the Company believes further protects unauthorized transfers of the Company's proprietary information, as well as the confidentiality of the Company's trade secrets. The Company also uses a combination of software programming and hardware devices to protect its products from unauthorized use or duplication.

Competition

         At one time, the combination of hardware and software that are currently incorporated within an IPAD device required several pieces of stand alone equipment and complex software skills. This in turn created barriers to market entry among small to medium sized companies, seeking to host many of their own Internet functions. Unless they maintained the requisite technical skills, it was more cost effective for these companies to allow an Internet service provider to host these services on their behalf.

         The Company believes that two trends within the marketplace are eroding this historical condition. First, the burgeoning demand for e-mail and Internet access has had the effect of increasing the costs borne by companies to provide widespread access to such services among their employees, (notwithstanding general reductions in the unit costs of Internet access as a whole). Second, the Company and its market competitors have been able to take advantage of increasingly powerful and flexible computer systems. Today, these flexible computer systems are readily available at comparatively modest cost and with the integration of appropriate software, they can provide an all in one solution to many of the software and hardware requirements that had previously demanded a variety of pieces of equipment and considerable software integration skills.

         As a consequence, the Company has observed a current industry trend to increasingly allow companies to take control of certain key Internet management tools that have previously been hosted by Internet service providers and to progressively limit the role of the Internet service providers to that of offering high capacity access to the Internet itself.

         The Company's competitors are comprised of both well-established and recognized industry participants as well as smaller corporations. Amoung the more prominent industry competitors are: Whistle Communications, Inc. of Foster City, CA; Apexx Technologies, Corp. or Boise ID; FreeGate Corporation of Sunnyvale, CA; and iPlanet, Inc. of Sunnyvale, CA. Most of the company industry competitors distribute an array of products. Some are relatively inexpensive entry level devices which to some extent are comparable to the Company's IPAD 1200. Typically, these are designed with no significant degree of individual customization. Some Products are similar to the IPAD 5000 in that they provide for a substantial degree of customization, and can accommodate multiple interfaces, and more than one hundred individual users on a LAN with little difficulty. It is believed that although the competition incorporates several of the IPAD features in their products, they do not contain all of the functionality of the IPAD.

Research and Development Expenditures

         The Company conducts research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility previously has been established to develop applications. Production costs for the development of the software used for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within its existing product lines. Costs for which technological feasibility had been established, which were capitalized in 1997 totaled $233,000. The Company capitalized $440,000 for such expenditures in 1996. The Company incurred $57,000 of expenses relating to research and development costs in 1997, compared to no such expenses in 1996.

Government Regulations

         Because the Company purchases its computer hardware in the United States, and because of requirements for FCC approval and UL certification, the Company has historically limited most of its sales to the United States. Within the United States, the market and the rate of market growth are both considered to be sufficiently large as to be able to absorb all of the Company's projected output through at least the next two years. Although the Company has not acquired requisite product approvals and certification from appropriate agencies that would permit marketing of its IPAD products in the European Union, it has entered into a contract for manufacture of its products in Holland. The contract manufacturer was chosen for its existing requisite approvals and certification and it is investigating European safety standards applicable to the IPAD products

Employees

         As of December 31, 1997, the Company had 12 full-time employees. That number includes 3 engineers, 4 sales persons; and 5 administrative personnel. Additionally, the Company utilized 6 consultants for temporary management positions until full time personnel are located. No employee is represented by a labor union and the Company believes its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company maintains leased facilities in the locations listed below.

                                                                                         Current
                                                              Square      Term of         Annual
        Function                      Location                 Feet        Lease        Lease Costs
        --------                      --------                ------       ------       -----------
Corporate Headquarters          5335 Sterling Dr. Suite C      5,300      10/31/2000     $ 58,000
                                Boulder, CO
Storage                         15200 E Girard Ave #3000       1,300      11/30/98         13,000
                                Aurora, CO

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company (or any of its officers or directors in their capacities as such) is a party, or to which the property of the Company is subject. Management of the Company is not aware of any material proceedings being contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         On August 27, 1997 the Company's board of directors authorized a stock split of 63.1579 to 1.

         On March 17, 1998 the Company completed a public offering of it common stock in Canada on the facilitees of the Vancouver Stock Exchange (The "Canadian Offering"). The Company stock began trading on the Vancouver Stock Exchange "VSE" on March 17, 1998 under the symbol EZU. The VSE exchange will be the primary market for the Common Stock. The price to the public in the Canadian Offering was $1.00 per share. There are no proposals, arrangements or understandings with any U.S. broker dealers or other person to establish a market for the Common Stock in the United States, and no market is expected to develop in the near future.

         With completion of the Canadian Offering and the issuance of all shares presently subscribed for, the Company will have issued and outstanding 5,039,061 shares of Common Stock. All of the approximately 2,800,000 shares held by U.S. persons are restricted securities as defined in Rule 144 under the 1933 Act and only the 940,000 shares held by Philip Becker will have been held for the two-year period under Rule 144 on June 21, 1998. In addition to the Rule 144 restrictions on sales under the U.S. securities laws, in accordance with requirements of the Vancouver Stock Exchange, 887,500 shares which were sold at $.50 per share are subject to a "hold" and may not be sold by the owners until at least three months after the completion of the Canadian IPO. Additional, 151,579 shares may not be sold by the owners until six months after the IPO and 150,000 shares will be required to be held until March 1999.

         There are approximately 507 holders of Common Stock of the Company.

         The Company intends, for the foreseeable future to retain all earnings, if any, for the development of its business opportunities. The payment of future dividends will be at the discretion of the Company's board of directors and will depend upon , among other things, future earnings, capital requirements, the Company's financial condition and general business conditions.

         The transfer agent for the Company's common stock is The Trust Company of Bank of Montreal with offices at First Bank Tower 6th Floor, 595 Burrard Street, Vancouver, B.C. V7X1L7.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1996:

         The Company is a technology firm which develops and markets communication products which integrate and simplify PC server connectivity to the Internet market. In recent years, the Company has developed and brought to production the IPAD.

         The Company was incorporated in 1984 to develop and market its original product, a computer bulletin board product, TBBS. TBBS integrated formerly complex technology into products which were relatively simple for the consumer to use. Through 1995, the Company generated substantially all of its revenues through sales of TBBS.

         In 1995, the Company foresaw the Internet becoming the technology of choice for the next level of network access connectivity. The Company began refocusing its efforts on making communications technology simple to use and began its design of IPAD. The IPAD product line was test marketed in 1995 as a response to the anticipated demand of the Internet market. The Company's dependence upon the TBBS product line decreased during and after 1995 as the Company increased its dependency upon sales of IPAD.

         REVENUES - The Company's revenues in the fiscal year ended December 31, 1997 declined from the fiscal year ended December 31, 1996 primarily as a result of the decline in revenue from sales of the Company's TBBS product. TBBS product sales accounted for $239,000 in revenue in 1996 (17% of total revenues), but only approximately $62,000 (5% of revenue) in 1997. IPAD related product sales in 1997 were $1,171,000, substantially unchanged from $1,167,000 in 1996, but IPAD sales had declined 33% in the first nine months of 1997 from the comparable 1996 period as marketing and sales activity were curtailed until the fourth quarter of 1997 as a result of the Company's shortage of working capital. Approximately 44% of the 1997 IPAD sales were recorded in the fourth quarter when sales and marketing efforts were revived after the infusion of approximately $347,000 in a private placement in September 1997.


         GROSS MARGINS - The Company's gross profit margins in 1997 were approximately 66% in 1997, an improvement over the 57% margins realized in 1996. The 1997 margins improved as a result of the IPAD product being produced internally instead of being outsourced to contract manufacturers. The improvement in gross margins was also attributed to reduced costs of raw material created by quantity purchases and multiple vendor sourcing.

         RESEARCH AND DEVELOPMENT EXPENDITURES - The Company conducts research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility previously has been established to develop applications. Production costs for the development of the software used for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within its existing product lines. Costs for which technological feasibility had been established, which were capitalized in 1997 totaled $233,000. The Company capitalized $440,000 for such expenditures in 1996. The Company incurred $57,000 of expenses relating to research and development costs in 1997, compared to no such expenses in 1996.

         OTHER EXPENSES - Selling, general and administrative costs ("SG&A") increased from $631,000 (45% of sales) in fiscal 1996, to $922,000 (75% of sales) in 1997, primarily because of the overt fourth quarter activities including expenditures to build the organization by hiring professional management and personnel, increases in new employee hiring, the relocation of the Company from Aurora, Colorado to Boulder, Colorado, the introduction of the Model 1200 IPAD, the production of support and sales collateral material, the recruitment of international sales representatives, and the increase in inventories necessary to support the planned increased revenue levels of first quarter, fiscal year 1998. Sales and marketing expenses for 1997 were reported as $77,544, a decrease of 35% below the $120,259 spent in 1996, as a result of significant decreases in advertising and trade show expenses, but general and administrative expenses were up 65% in 1997 to $844,800 from the 1996 level of $510,865. Consultant expense was also higher as consultants were retained on an interim basis to develop the sales support literature and brochures to direct the recruitment and hiring of sales personnel and international representatives.

         NET INCOME (LOSS) - The Company realized net income in the fiscal year ended December 31, 1996, but in 1997 the Company recorded a loss of $355,000, of which $193,000 was attributable to operations. The balance of the loss, $162,000, was substantially a result of recording deferred taxes because the Company changed its federal income tax status from an S Corporation to a C Corporation during that period.

         INCOME TAXES AND NET OPERATING LOSSES - As discussed in Note 4 to the accompanying financial statements, the Company has recorded an expense to recognize deferred tax liability due to the change in tax status from an S corporation to a C corporation in September 1997. The deferred tax liability primarily results from capitalized software development costs being expensed for income tax purposes in the period such costs are incurred.

         The Company has $155,000 in net operating loss carryforwards with expirations through 2013. The net operating losses are limited due to issuances of common stock.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 1997:

Capital and Debt Financing

         Historically the Company had funded its working capital requirements from internal operations. During 1996, the Company continued to fund a majority of its internal working capital needs from $260,000 of cash flow from operating activities, but it also received advances from Philip Becker, in addition to approximately $112,000 that he had loaned in 1995 to assist the Company in funding the IPAD product development, thus increasing the Company's indebtedness to Mr. Becker to $239,903 at December 31, 1996. This indebtedness is payable by the Company, at its option, in shares of Common Stock of the Company valued at the public offering price per share of the Canadian Offering. In February and March 1998, the Company elected to pay that obligation, as well as the $116,000 of notes payable to consultants by the issuance of shares, thus improving the Company's financial position by reducing its long term debt.

         As of December 31, 1996, the Company received a binding commitment ,for a $100,000 loan facility from the First National Bank of Arvada, Colorado to support IPAD sales growth and the increase in capitalized software until longer term financing could be arranged. During the first quarter of 1997, the Company borrowed $100,000 under the interim loan facility from the First National Bank of Arvada, Colorado, the proceeds of which were used to expand to a limited degree, the Company's marketing activities and sales programs.

         The completion in September of 1997 of the placement of $410,000 of outside equity permitted the Company to significantly advance its marketing efforts and to attract additional management personnel. On December 22, 1997, the Company sold 350,000 shares of Common Stock and warrants to purchase an additional 87,500 shares to Opus Capital Fund, LLC, for a total purchase price of $350,438. Net proceeds from these offerings was $679,159. Working capital at December 31, 1997, had increased to approximately $251,000 from less than $23,000 at December 31, 1996. Operating activities resulted in a $44,000 cash reduction in 1997, since the loss recorded for this period was substantially a result of increased depreciation and amortization and the recording of deferred taxes, which did not affect current cash flow.

         In February and March 1998, the Company sold and issued an additional 440,000 shares, all at a price of $1.00 per share in private transactions to officers, directors, key employees and consultants of the Company, and sold 60,000 shares to Wayne Farlow, former president of the Company in accordance with his agreement upon termination of his employment.

         On January 3, 1998, the loan from First National Bank of Arvada, Colorado, described above, was extended to April 3, 1998 for the payment of the outstanding balance of $73,363, with monthly installment payments of $3,325 in February and March 1998. The Company has received from the Colorado National Bank (the "Bank") a preliminary loan proposal that calls for a borrowing commitment of up to $825,000. This loan would be used to pay the indebtedness to First National Bank of Arvada with the balance of the commitment to be for a working capital line of credit. Advances under the line of credit may not exceed 70% of eligible accounts receivable and 25% of eligible inventory to a maximum of $150,000. This loan will bear interest at 1/2% over the Bank's reference rate. The borrowings will be secured by a lien on all of the Company's assets. The proposed loan has not been approved by the Bank and there is no assurance that it will be obtained. The Company believes that this line of credit, if obtained, will assist in the Company in financing its anticipated growth of sales if the growth is achieved.

         In the fourth quarter of fiscal 1997, the Company undertook preparations for its initial public offering, completed in March 1998, through which approximately $1,158,000 of working capital has been generated, after payment of expenses and commissions. This equity infusion, together with working capital generated from the Company's internal operations, should advance the Company substantially towards establishing and fortifying channels of distribution for its IPAD product line, and is expected to be sufficient to meet the capital requirements of the Company for the next 12 months.

YEAR 2000 EFFECT

         The Company's TBBS product line has one deficiency associated with year 2000 for which a correction is scheduled for a revision release in October 1998. The IPAD product line has no known susceptibility to year 2000 issues. The cost of the revision to the TBBS product is not expected to be material.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards that may affect the Company's financial statements as follows:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

         In October 1997, Statement of Position 97-2, Software Revenue Recognition (SOP 97-2) was issued. The SOP provides guidance on when revenue should be recognized and in what amounts licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years after December 15, 1997. Because of the recent issuance of the SOP, management has been unable to fully evaluate the impact, if any, the SOP may have on future financial statement disclosure.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

BALANCE SHEET AT DECEMBER 31, 1997                                      F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
      DECEMBER 31, 1997 AND 1996                                        F-5

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
      DECEMBER 31, 1997 AND 1996                                        F-6

STATEMENTS OF CASH FLOWS FOR THE YEARS
      ENDED DECEMBER 31, 1997 AND 1996                                  F-7

SUMMARY OF ACCOUNTING POLICIES                                          F-8

NOTES TO FINANCIAL STATEMENTS                                          F-14

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
eSoft, Incorporated
Boulder, Colorado

We have audited the accompanying balance sheet of eSoft, Incorporated as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSoft, Incorporated at December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

Denver, Colorado
March 5, 1998

                               ESOFT, INCORPORATED

                                  BALANCE SHEET

December 31,                                                          1997
-----------                                                           ----
ASSETS

CURRENT:
  Cash and cash equivalents                                      $  102,837
  Accounts receivable, less allowance of
   $48,000 for possible losses                                      199,832
  Subscriptions receivable                                          200,000
  Inventories                                                        94,607
  Prepaid expenses and other                                         44,799
  Deferred income taxes                                              18,000
                                                                  ---------
Total current assets                                                660,075
                                                                  ---------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                119,544
  Furniture and equipment                                           143,157
                                                                  ---------

                                                                    262,701

  Less accumulated depreciation                                     147,881
                                                                  ---------

Net property and equipment                                          114,820

OTHER ASSETS:
  Capitalized software development costs,
   net of accumulated amortization of $152,673                      651,470
  Deferred offering costs                                           280,896
  Other                                                              17,539
                                                                  ---------

TOTAL OTHER ASSETS                                                  949,905
                                                                  ---------

                                                                 $1,724,800
                                                                  =========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               ESOFT, INCORPORATED

                                  BALANCE SHEET

December 31,                                                          1997
------------                                                          ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                                             $   75,757
  Accounts payable                                                   174,754
  Deferred revenue                                                    46,622
  Accrued expenses and other                                          91,949
  Notes payable, related party - current                              20,000
                                                                  ----------

Total current liabilities                                            409,082

DEFERRED TAX LIABILITY - NET                                         180,000
CONVERTIBLE NOTES PAYABLE -
  RELATED PARTIES                                                    355,903
                                                                  ----------
Total liabilities                                                    944,985
                                                                  ----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 2,433,158 shares issued
    and outstanding                                                   24,332
  Additional paid in capital                                       1,135,432
  Accumulated deficit                                               (379,949)
                                                                  ----------
Total stockholders' equity                                           779,815
                                                                  ----------

                                                                  $1,724,800
                                                                  ==========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               ESOFT, INCORPORATED

                            STATEMENTS OF OPERATIONS

Years Ended December 31,                                  1997           1996
-----------------------                                   ----           ----
REVENUES                                             $ 1,233,137      $ 1,405,761
                                                     -----------      -----------
COSTS AND EXPENSES:
  Cost of revenue                                        412,639          598,736
  Research and development                                56,671               --
  Selling, general and
    administrative                                       922,344          631,124
  Interest expense                                        31,012           23,914
  Loss on disposal of assets                               7,803           27,739
  Other                                                   (4,080)           4,899
                                                     -----------      -----------
Total costs and expenses                               1,426,389        1,286,412
                                                     -----------      -----------
Income (loss) before income taxes                       (193,252)         119,349
                                                     -----------      -----------
Income tax expense                                       162,000               --
                                                     -----------      -----------
NET INCOME (LOSS)                                    $  (355,252)     $   119,349
                                                     ===========      ===========
Basic and diluted income (loss) per common share     $      (.23)     $       .11
                                                     ===========      ===========
Weighted-average number of
  common shares outstanding                            1,536,884        1,102,253
                                                     ===========      ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               ESOFT, INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock          Additional                        Total
                                     -------------------------       Paid in      Accumulated    Stockholders'
Years Ended December 1996 and 1997     Shares         Amount         Capital        Deficit         Equity
----------------------------------   ----------     ----------     ----------     -----------    -------------
BALANCE, January 1, 1996                921,704     $    9,217     $  340,833     $ (144,046)     $  206,004
  Debt exchange for
  common stock                          341,454          3,415        127,140             --         130,555
  Net income for the year                    --             --             --        119,349         119,349
                                      ---------     ----------     ----------     ----------      ----------
BALANCE, December 31, 1996            1,263,158         12,632        467,973        (24,697)        455,908
  Issuance of common stock
    pursuant to private place-
    ments, net of issuance costs
    of $80,841                          820,000          8,200        320,959             --         329,159
  Common stock subscribed               350,000          3,500        346,500             --         350,000
  Net loss for the year                      --             --             --       (355,252)       (355,252)
                                      ---------     ----------     ----------     ----------      ----------
BALANCE, December 31, 1997            2,433,158     $   24,332     $1,135,432     $ (379,949)     $  779,815
                                      =========     ==========     ==========     ==========      ==========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               ESOFT, INCORPORATED

                            STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash & Cash Equivalents

Years Ended December 31,                                  1997           1996
------------------------                                  ----           -----
OPERATING ACTIVITIES:
  Net income (loss)                                     $(355,252)     $ 119,349
  Adjustments to reconcile net income
   (loss) to net cash (used in) provided by
   operating activities:
      Depreciation and amortization                       141,943         79,637
      Loss on disposal of capital assets                    7,803         27,739
      Provision for losses on accounts receivable          48,000             --
      Deferred tax expense                                162,000             --
      Consulting expense incurred for note payable         41,000             --
      Changes in operating assets and liabilities:
        Accounts receivable                              (213,167)        12,173
        Inventories                                       (35,948)        37,734
        Other assets                                      (59,777)        18,949
        Accounts payable                                  145,026        (58,667)
        Accrued expenses and other                         85,915        (35,122)
        Deferred revenue                                  (11,348)        57,970
                                                        ---------       --------
Net cash (used in) provided by operating activities       (43,805)       259,762
                                                        ---------       --------
INVESTING ACTIVITIES:
  Purchase of property and equipment                      (21,989)       (19,041)
  Additions to capitalized software                      (221,139)      (440,237)
                                                        ---------       --------
Net cash used in investing activities                    (243,128)      (459,278)
                                                        ---------       --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock - net            479,159             --
  Proceeds from borrowings                                100,000             --
  Payments on debt                                        (24,243)            --
  Proceeds from related party borrowings                   20,000        208,550
  Deferred offering costs                                (205,896)            --
  Payments on related party notes payable                      --        (36,386)
                                                        ---------       --------
Net cash provided by financing activities                 369,020        172,164
                                                        ---------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           82,087        (27,352)
CASH AND CASH EQUIVALENTS,
 beginning of year                                         20,750         48,102
                                                        ---------       --------
CASH AND CASH EQUIVALENTS,
 end of year                                            $ 102,837       $ 20,750
                                                        =========       ========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               ESOFT, INCORPORATED

                         SUMMARY OF ACCOUNTING POLICIES


BUSINESS

eSoft, Incorporated (the "Company" or "eSoft"), a Colorado corporation, develops and markets internet connectivity solutions. The Company has developed software, which is integrated with a hardware component, that allows local area networks to connect with the internet. The software also contains full access control for its remote access features. The Company also resells related connectivity accessories. The Company previously had developed and sold software for the bulletin board market.

The Company was previously a Colorado corporation and was merged into a newly formed Delaware corporation as of February 17, 1998 of the same name with the Colorado corporation ceasing to exist. The transaction was accounted for on a basis similar to a pooling of interest with no change in the historical financial statements of eSoft. The newly formed corporation had no operations prior to the merger.

Prior to June 30, 1996, eSoft and Philip L. Becker, Ltd. ("PLB") operated as a combined entity due to common ownership. eSoft, an S-corporation, acted as the general partner of PLB, a limited partnership. eSoft, as general partner, owned 10% of the partnership while the sole stockholder of eSoft owned the other 90% individually. PLB was dissolved on June 30, 1996 and the assets were contributed to the Company in exchange for common stock.

The contribution of assets was accounted for in a manner similar to a pooling-of-interests (the assets, liabilities and partnership capital were contributed at book values) and, accordingly, the Company's financial statements have been presented to include the results of operations as though the contribution of assets occurred as of January 1, 1996.


CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company's cash and cash equivalents are deposited with financial institutions and are primarily invested in money market accounts.

The investment policy limits the Company's exposure to concentration of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to customers dispersed across geographic areas and generally short payment terms. On-going credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains an allowance for potential losses based on management's analysis of possible uncollectible accounts

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise specified, the Company believes the book value of financial instruments approximates their fair value.

INVENTORIES

Inventories, consisting of purchased goods, are valued at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using straight-line methods over the estimated useful lives (generally five years) of the assets.

CAPITALIZED SOFTWARE COSTS

Costs incurred internally in creating software products for resale are charged to expense until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of amortized cost or net realizable value.

In accordance with Statement of Financial Accounting Standard No. 86, the Company recognizes the greater amount of annual amortization of capitalized software costs under 1) the ratio of current year revenues by product, to the product's total estimated revenues method or 2) over the products estimated economic useful life by the straight-line method.



REVENUE RECOGNITION

Revenue from licensing of software products is recognized upon shipment. Revenue from support and update service agreements is deferred at the time the agreement is executed and recognized ratably over the contractual period. The Company recognizes revenues from customer training and consulting services when such services are provided. All costs associated with licensing of software products, support and update services, and training and consulting services are expensed as incurred.

INCOME TAXES

The Company with consent of its stockholder, through September 4, 1997, elected under the Internal Revenue Code to be an S-corporation. Subsequent to September 4, 1997, the Company is taxed as a U.S. C-corporation. Philip L. Becker, Ltd. elected to be taxed as a partnership. In lieu of corporation income taxes, the stockholder and partners were taxed on their proportional share of the Company's or partnership's taxable income. Therefore through September 4, 1997, no provision for income taxes has been made in the accompanying financial statements.

The Company follows the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS No. 109"), which requires use of the "liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. The provisions of SFAS No. 109 did not have an impact until after September 4, 1997.

CASH EQUIVALENTS

The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

LONG-TERM ASSETS

The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets". Under SFAS No. 121, long-lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

NET INCOME (LOSS) PER SHARE

Through December 31, 1996, the Company followed the provisions of Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share". Effective for the year ended December 31, 1997, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

Options and warrants to purchase 762,100 shares of common stock and convertible notes payable-related parties into 355,903 shares of common stock were not included in the computation of diluted EPS because their effect was anti-dilutive for the year ended December 31, 1997.


Subsequent to December 31, 1997, the Company granted 90,000 shares to certain employees, sold 290,000 shares of common stock, and accepted subscriptions to another 100,000 shares of common stock. Additionally, the Company converted $177,952 of the convertible notes payable - related parties into 177,952 shares of common stock. The Company also granted options to purchase 528,000 shares of common stock to employees, directors, and consultants.

STOCK OPTION PLANS

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

DEFERRED OFFERING COSTS

Costs incurred in connection with the Company's anticipated public offering are deferred and will be charged against stockholders' equity upon the successful completion of the offering or charged to expense if the offering is not consummated.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

In October 1997, Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued. The SOP provides guidance on when revenue should be recognized and in what amounts licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years after December 15, 1997. Because of the recent issuance of the SOP, management has been unable to fully evaluate the impact, if any, the SOP may have on future financial statement disclosure.

RECLASSIFICATIONS

Certain items included in the prior year's financial statements have been reclassified to conform to the current presentation.

                               ESOFT, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

1.    CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Prior to January 1, 1996 the Company had entered into an unsecured note agreement with the initial stockholder in the amount of $125,000 with interest at 9% per annum, maturing December 31, 1997. The Company also had borrowed an additional $111,598 from the stockholder under various unsecured demand note agreements with interest at 7% per annum.

On June 21, 1996, the stockholder converted $130,555 of the above notes into 341,454 shares of common stock. The remaining amounts outstanding and additional advances from the stockholder during 1996 were combined into a $239,903 unsecured demand note payable. The note bears interest at 7% per annum and requires monthly interest payments of $1,399. In October 1997, the note was amended which provides the Company the option to convert the note into equity at the price of the Company's contemplated initial public offering. The note is payable in full on January 2, 1999.

The Company entered into an agreement with a business consulting firm to provide services through May 31, 1998 in exchange for convertible notes payable totalling $116,000. The convertible notes payable bear interest at a rate of 12% per annum and are payable on January 2, 1999. The notes are convertible into common stock, at the Company's option, at the price of the Company's contemplated initial public offering.

Subsequent to December 31, 1997, holders of the convertible notes payable accepted as partial payment of the principal amounts owed 177,952 shares of the Company's common stock valued at $1.00 per share.

The Company has borrowed a total of $20,000 from the initial stockholder in April and June 1997. The 7% unsecured notes payable are due on demand and require monthly interest payments.

2.    RESEARCH AND DEVELOPMENT

During the years ended December 31, 1997 and 1996, the Company capitalized $233,425 and $440,237 of software development costs. Amortization expense of capitalized software development costs included in depreciation and amortization for the years ended December 31, 1997 and 1996 amounted to $116,912 and $35,761. Research and development costs were $56,671 and $0 for the years ended December 31, 1997 and 1996. Research and development expenditures during the following periods were comprised as follows:

                               ESOFT, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

Years Ended December 31,               1997         1996
------------------------               ----         ----
Payroll and related costs           $131,627     $218,545
Officer payroll                       50,000       48,300
Internet and telephone
 expenses                             30,056       35,276
Beta testing                              --       35,534
Occupancy costs                       34,860       24,427
Purchased software                        --       23,800
Other                                 43,553       54,355
                                    --------     --------
                                     290,096      440,237
Less capitalized software costs      233,425      440,237
                                    --------     --------
                                    $ 56,671     $     --
                                    ========     ========

3.    COMMITMENTS

      Leases

The Company leases certain of its facilities and equipment under noncancellable operating lease agreements which expire at various dates through 2000. Rent expense for the years ended December 31, 1997 and 1996 was $50,625 and $31,160.

Future minimum lease payments under noncancellable operating leases are as follows:

               Year ending December 31,
               ------------------------
               1998                               $  71,000
               1999                                  58,000
               2000                                  49,000
                                                  ---------
                                                  $ 178,000
                                                  =========

Software Development and License Agreements

The Company has entered into several software development and license agreements related to software utilized in certain of the Company's products. The agreements require compensation or royalty payments based on percentages (ranging from 2.5% to 33.3%) of applicable gross sales and subject to certain maximum amounts per license as defined in the agreements.

Subsequent to December 31, 1997, the Company entered into an agreement to terminate the software development agreements. The termination agreement requires the Company to pay $30,000 at the agreements inception; $30,000 no later than 15 days after the Company completes its proposed public offering but not later than December 31, 1998 if the proposed public offering is not completed by that date; and the issuance of stock warrants entitling the warrant holder, for a period of two years from January 29, 1998 to purchase up to 20,000 shares of the Company's common stock at a price of $1.00 per share until one year after the closing of the public offering and $1.15 per share until the warrants expire.

4.    INCOME TAXES

As stated in the summary of accounting policies, the Company had elected to be taxed as an S corporation. In lieu of the corporation income taxes, the stockholders and partners were taxed on their proportional share of the Company's taxable income. The proforma income (loss) per common share if the Company was subject to taxes (federal statutory rate of 34%) would be as follows:

Year ended December 31,                 1997            1996
-----------------------                 ----            ----
Income (loss) before
      income taxes                   $(193,252)     $ 119,349
Proforma income tax
      benefit (expense)                 66,000        (41,000)
                                     ---------      ---------
Proforma net income (loss)           $(127,252)     $  78,349
                                     =========      =========
Proforma income (loss) per share     $    (.08)     $     .07

                               ESOFT, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

With the change in tax status from an S corporation to a C corporation on September 4, 1997, the Company recorded an expense to recognize a deferred tax liability. The deferred tax liability primarily results from the capitalized software development costs being expensed for income tax purposes in the period such costs are incurred.

The provision for income taxes consisted of the following:

Year ended December 31,                                   1997
-----------------------                                   ----
CURRENT EXPENSE (BENEFIT):
  Federal                                              $ (16,000)
  State                                                   (2,000)

DEFERRED EXPENSE (BENEFIT):
  Federal                                                164,000
  State                                                   16,000
                                                       ---------
                                                       $ 162,000
                                                       =========

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates follows:

Year ended December 31,                                    1997
-----------------------                                    ----
U.S. federal tax benefit at statutory rates            $ (68,000)
State income tax benefit, net of federal
 tax amount                                               (7,000)
Other                                                     (6,000)
Deferred tax expense for software                        243,000
                                                       ---------
Income tax expense                                     $ 162,000
                                                       =========

                               ESOFT, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

Temporary differences that give rise to a significant portion of the deferred tax assets and liability are as follows:

December 31,                                              1997
------------                                              ----
Net operating loss carryforward                        $  58,000
Provision for allowance for uncollectible
 accounts                                                 18,000
Software amortization                                   (243,000)
Other                                                      5,000
                                                       ---------
Net deferred tax liability                             $(162,000)
                                                       =========

At December 31, 1997, the Company had net operating loss carryforwards of approximately $155,000 with expirations through 2013. The net operating losses are limited due to issuances of common stock.

5.    CAPITAL TRANSACTIONS

On August 27, 1997, the Board of Directors authorized a stock split of 63.1579 to 1. All references to common share and per share amounts in the accompanying financial statements have been retroactively restated to reflect the effect of the stock split.

On September 12, 1997, the Company sold 820,000 shares of common stock for $410,000 in a private placement. In December 1997, the Company sold 350,000 shares of common stock for $350,000 in a private placement. The Company granted the promoter of the private placement warrants to purchase an additional 87,500 shares of common stock at $1 per share. The warrants expire December 22, 1999. The net proceeds to the Company after stock issuance costs was $679,159.

In January 1998, the Company granted 90,000 shares of common stock to certain employees.

                               ESOFT, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

In February 1998, the Company sold and issued an additional 290,000 shares and accepted subscriptions for an additional 100,000 shares, all at a price of $1.00 per share in private transactions to officers, directors, key employees and consultants of the Company.

In September 1997 the Company granted various options and warrants to purchase an aggregate of 614,600 shares of its common stock to employees and consultants. Terms of the employee options are 200,000 shares at $1 per share which expire September 2002. Warrants to purchase 414,600 shares of common stock have been issued to consultants at $1 per share. The warrants were modified in January 1998, changing the term of the warrants to one year and fifteen days after the Company's shares are listed for trading. If the shares are not exercised within a year, the exercise price increased to $1.15 for fifteen days.

The Company also granted in September 1997, 60,000 options to an employee at $.50 per share that were exercisable immediately. The options expire in September 1998. The 60,000 options were exercised in February 1998 under a stock subscription. The Company received $600 cash and a note receivable for $29,400 to exercise such shares.

FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The proforma net loss and net loss per share for the year ended December 31, 1997 would have been $(355,969) and ($.23).

                               ESOFT, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

A summary of the Company's outstanding options and warrants as of December 31, 1997 and changes during the year then ended is presented below:

                                                      Weighted
                                                      Average
                                         Range of     Exercise
                                          Shares       Price
                                         --------     --------
 Outstanding, beginning of year             --        $     --

  Granted                                762,100           .96
  Cancelled                                 --              --
  Exercised                                 --              --
                                         -------      --------
 Outstanding, end of year                762,100      $    .96
                                         =======      ========

                                                      Weighted
                                                      Average
                                         Range of     Exercise
                                          Shares       Price
                                         --------     --------
Options and warrants exercisable,
end of year                               60,000      $    .50
Weighted average fair
value of options granted
during the year                                           $.96
                                         =======      ========

                               ESOFT, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


The following table summarizes information about stock options and warrants outstanding at December 31, 1997:


   Options and Warrants Outstanding      Options and Warrants Exercisable
 -----------------------------------    -----------------------------------
                           Weighted
                            Average     Weighted                   Weighted
 Range of     Number       Remaining     Average       Number       Average
 Exercise   Outstanding   Contractual   Exercise     Exercisable    Exercise
 Prices     at 12/31/97      Life         Price      at 12/31/97    Price
 --------   ------------  -----------   --------     -----------    --------
$    .50      60,000         .75         $    .50      60,000        $   .50
    1.00     702,100        2.19             1.00          --             --

$    .96     762,100        2.08         $    .96      60,000        $   .50

In January 1998, the Company granted options to purchase 418,000 shares of common stock at $1 per share to employees and directors. The shares vest over various periods from 2 months to 36 months. The options expire through February 2003.

In January and February 1998, the Company granted 90,000 options to consultants at $1 per share, of which 65,000 options vest at date of grant and 25,000 options vest ratably over a 36 month period. The options expire through February 2003.

6.    NOTE PAYABLE - BANK

The Company borrowed $100,000 from a bank on January 3, 1997. The note bears interest at 12% per annum and is payable on April 3, 1998. The note is secured by the assets of the Company.


7.    EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain members of management. The agreements expire on August 31, 2000. Future commitments are 1998-$120,000, 1999-$120,000, and 2000-$80,000.

                               ESOFT, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


The Company and its former President have entered into a severance agreement and mutual release pursuant to which the Company will pay its former president $10,000 per month through March 7, 1998.

8.    RELATED PARTY TRANSACTIONS

The Company has entered into various agreements with certain outside directors to provide services in the year. One director has an agreement to coordinate the offering process in Vancouver for $3,500 a month. The agreement became effective August 1, 1997 and expires July 31, 1998.

The Company has also been paying another director and the Promoter $6,000 a month each to provide services with respect to sales, marketing, sales channel development and related administrative activities in the months of November and December 1997.

9.    PUBLIC OFFERING

The Company has entered into a letter of intent with an underwriter for a proposed public offering of 1,550,000 shares of common stock on the Vancouver Stock Exchange.

10. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES


Years ended December 31,             1997          1996
-----------------------              ---           ----
Cash paid for interest             $ 31,012     $ 23,914
Convertible notes payable
 issued for consulting
 services and deferred
 offering costs                    $116,000     $     --
Common stock issued for
 subscription
 receivable                        $200,000     $     --
Common stock issued for
 conversion of debt                $     --     $130,555

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are elected and qualified. There are no committees of the Board of Directors.

         Name                Age              Positions
         ----                ---             ---------
     Philip L. Becker         51     Chairman, Chief Executive Officer,
                                     Chief Technical Officer, and
                                     Director

     Regis A. Frank           52     President, Chief Operating
                                     Officer and a Director

     Jason M. Rollings        36     VP of Operations

     Kent Nuzum               31     Secretary, Treasurer and Interim
                                     Chief Financial Officer

     Robert B. Hartman        37     VP of Engineering

     Bob B. Louthan           56     Director

     Michael Johnson          36     Director

     Richard Rice             47     Director

BIOGRAPHICAL INFORMATION

         Philip L. Becker - Mr Becker, is the Chairman, Chief Executive Officer, Chief Technical Officer and a director of the Company. Mr. Becker was employed with Martin Marietta Aerospace as a computer systems designer from 1971 to 1983. In 1983 he founded Becker Systems as a computer communications consulting firm. Mr. Becker established the Company in 1984 to manufacture and market his bulletin board product, TBBS. Mr. Becker served as President of the Company until September, 1997. Mr. Becker received a B.S. in Electrical Engineering from Vanderbilt University in 1969.

         Regis A. Frank - Mr. Frank, is the President, Chief Operating Officer and a director of the Company. Mr. Frank was employed as Vice-President of Marketing and Sales for Sigmacom Corporation, a software developer and integration services company, from May 1997 to December 1997 and as President of Team Advisors, a business and marketing consulting company, from November 1995 to April 1997. Mr. Frank was also employed as President and Chief Executive Office of SecaGraphics, Inc., a software development company, from September 1986 to October 1995. Mr. Frank received an Associate of Arts Degree in Business Administration from Fullerton College in January 1976.

         Jason M. Rollings - Mr. Rollings, is the Vice-President, Operations of the Company. Mr. Rollings was employed with Hi-Tech Manufacturing, a printed circuit board and computer manufacturer, as Director of Manufacturing from April 1995 to November 1997, as Director of Manufacturing for Codar Technology Inc., a military computer manufacturer, from September 1988 to March 1995, and as Manufacturing Operations Manager for Century Data Inc., a computer software company, from September 1983 to August 1988. He has successfully completed the Xerox Business Management System program at Anaheim, California, and programs in Executive Management, Facilities Management and Effective Management Systems.

         Kent A. Nuzum - Mr. Nuzum, is the Secretary, Treasurer and Interim Chief Financial Officer of the Company. Mr. Nuzum has been employed by Daryl Yurek, the Promoter of this Offering, since January 1997. Mr. Nuzum was previously employed with Bank One as Assistant Vice-President, Commercial Loans, from August 1990 to January 1997. Mr. Nuzum received a B.S. in Economics from Arizona State University in 1989. Mr. Nuzum works part-time for the Company as a consultant, providing consulting services related to the management of regulatory issues associated with the public listing of the Company's common shares.

         Robert B. Hartman - Mr. Hartman, is the Vice-President, Engineering of the Company. Mr. Hartman has been employed by the Company as Vice-President, Engineering, since 1993. From 1990 to 1993 he was employed by the Company as Senior Software Engineer. He served as President of Spark Software, a computer consulting company, from 1986 to 1990. He was employed with Automatix, Inc. as Senior Software Engineer and Project Leader, from 1983 to 1986. Mr. Hartman received both B.S. (1982) and M.S. (1983) degrees in Computer Science from Rensselaer Polytechnic Institute.

         Robert B Louthan - Mr. Louthan is President of RBL Management Sciences, a management marketing and sales consulting company, since 1986.

         Michael Johnson - Mr Johnson, President and CEO, INFONOW Corporation, Denver, Colorado, since 1995; Engagement Manager, McKinsey & Company, Inc., consultants, Dallas, Texas and Amsterdam, Netherlands from 1990 to 1995.

         Richard Rice - Mr. Rice is owner, The Costwatch Consulting Group, Inc., a telecommunications consulting company, since 1989. Mr. Rice in March 1998 became CEO & President of Cannect Communications, Inc., a Canadian telecommunications company that provides voice, data, and Internet services to the Canadian market.

 Compliance with Section 16 (a) of the Exchange Act

         Section 16 (a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are require by SEC regulation to furnish the Company with copies of all Section 16
(a) reports filed.

         Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from January 1, 1997 through December 31, 1997, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

(a)(b) The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who were received total salary and bonus in excess of $100,000 per annum during the fiscal year ended December 31, 1997:

SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                        Annual  Compensation                         Awards                      Payouts
                     --------------------------             -----------------------------        ---------
            (a)       (b)      (c)      (d)         (e)         (f)          (g)                 (h)    (i)

                                                   Other     Restricted       Securities
Name and Principal                                 Annual      Stock            Underling        LTIP       All Other
    Position         Year    Salary($)  Bonus($)   Comp($)   Awards($)     Option/SAR's(#)      Payouts    Compensation
------------------   ----    ---------  --------   -------   ----------    ---------------      -------    ------------
PHILIP BECKER        1997     $100,000     $0        $0          $0             $0                $0            $0

Chairman             1996      $60,000     $0        $0          $0             $0                $0            $0

  and CEO            1995      $45,000     --         --         --             --                --             --

J. WAYNE FARLOW(1)   1997      $40,000

---------------
(1) Served as CEO From September 2, 1997 to November 7, 1997. Mr. Farlow received a salary of $10,000 per month while serving as CEO. Pursuant to the severance agreement described below, the Company paid Mr. Farlow's salary through March 7, 1998.

(c)  OPTION/SAR GRANTS IN LAST FISCAL YEAR

         Prior to the adoption of the Stock Option Plan described below, no stock options were ever granted to or exercised by executive officers of the Company.

         In February 1998, the Board of Directors and shareholders of the Company approved an amended Stock Option Plan, originally adopted in August 1997 (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. Options, to purchase up to 900,000 shares of the Company's Common Stock may be granted under the Plan. Terms of exercise and expiration of Options granted under the Plan may be established in the discretion of an Administrative Committee appointed to administer the Plan or by the Board of Directors if no Committee is appointed, but no option may be exercisable for more than five (5) years.

         In the fiscal year ending December 31, 1997, stock options were granted as follows:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               NUMBER OF
                           SHARES UNDERLYING      % OF TOTAL OPTIONS
                            OPTIONS GRANTED           GRANTED               EXERCISE         EXPIRATION
        NAME                  FISCAL YEAR          TO EMPLOYEES IN            PRICE             DATE
        ----               -----------------       -----------------        --------         ----------
   Philip L. Becker           200,000(1)                 36%               $1.00/share        9/2/2002

    J. Wayne Farlow            60,000(2)                 10%               $ .50/share        9/2/1998(2)

    J. Wayne Farlow           200,000(3)                 36%               $1.00/share       3/17/2003(3)

    J. Wayne Farlow           100,000(3)                 18%               $2.00/share       3/17/2003(3)

---------------
(1)  No options were exercised during the fiscal year ended December 31, 1997.
(2) Pursuant to the Severance Agreement described below, Mr. Farlow exercised this option on December 19,1997 and purchased the shares on February 20, 1998.
(3) Upon Mr. Farlow's resignation on November 7, 1997 as described below, these options expired.

(d)  AGGREGATED OPTION/SAR EXERCISES FY-END OPTION/SAR VALUES


        (a)              (b)           (c)                        (d)                                (e)
                                                                                              Value of Unexercised
                       Shares                      Number of Securities Underlying            In-the Money Options/
                     Acquired on       Value      Unexercised Options/SARs at FY-End(#)          SARs at FY-End (#)
 Name                 Exercise       Realized         Exercisable/Unexercisable           Exercisable/Unexercisable (1)
 ----                -----------     --------     -------------------------------------   -----------------------------
Philip Becker
Chairman & CEO            -0-            -0-                 200,000 (U)(1)                           $ 0

J. Wayne Farlow (2)    60,000       $ 30,000                                                          $ 0

--------------
(1) Pursuant to the employment agreement 7/36 of these shares are exercisable on April 1998

(2) Pursuant to the severance agreement described below, Mr. Farlow exercised this option on February 20, 1998

(e) Long-Term Incentive Plan ("LTIP") Awards. During the fiscal year ended December 31, 1997, the Company did not make any LTIP grants not disclosed above.

(f) Compensation of Directors. The directors of the Company are not currently compensated for serving as directors, each director has been granted an option to purchase 18,000 shares of Common Stock at $1.00 per share. As set forth above, Mr. Becker and Mr. Frank also receive compensation as officers.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements. On September 2, 1997 the Company and Philip Becker ("Becker"), the Chairman, Chief Technical Officer, Chief Executive Officer and a director of the Company, entered into an employment agreement (the "Becker Agreement") which extends for a thirty six month period commencing on September 1, 1997. Under the terms of the Becker Agreement the Company will pay to Becker the sum of $8,333 per month until the completion of the Canadian Offering and thereafter the sum of $10,000 per month plus incentive stock options to acquire 200,000 shares of Common Stock at a price of $1.00 per share for a period of five years from the date of the Canadian Offering. The option will vest over a 36 month period. No options will be exercisable initially, but 7/36 of the options will vest on April 1998 and 1/36 of the options will vest on the first day of each month thereafter.

         The Becker Agreement also provides that Becker shall be eligible to receive a quarterly performance bonus equal to 10% of the Company's earnings net of adjustments for interest and taxes. In the event that the bonus exceeds 50% of Becker's gross annual salary, the bonus will be capped at the amount of Mr. Becker's salary for the quarter.

         The Becker Agreement includes non-competition and confidentiality provisions which extend for 12 months and five years following the termination of Becker's employment with the Company, respectively. The Becker Agreement may be terminated by either the Company or Becker on 30 days notice without cause. If his employment is terminated by the Company without cause, the Company must pay Becker one month's salary for each year of employment since 1992.

(h) Report on pricing of Options/SARs. Prior to the adoption of the Stock Option Plan described below, no stock options were ever granted to or exercised by executive officers of the Company.

         In February 1998, the Board of Directors and shareholders of the Company approved an amended Stock Option Plan, originally adopted in August 1997 (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. Options, to purchase up to 900,000 shares of the Company's Common Stock may be granted under the Plan. Terms of exercise and expiration of Options granted under the Plan may be established at the discretion of an Administrative Committee appointed to administer the Plan or by the Board of Directors if no Committee is appointed, but no option may be exercisable for more than five (5) years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1998 the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the Executive Officers and Directors of the Company as a group, and (c) the percentage of ownership of the outstanding Common Stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of Common Stock underlying options and warrants which are exercisable within 60 days of December 31, 1997.

                                                        AMOUNT AND NATURE OF
        NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP     PERCENT OF CLASS
        ------------------------------------            --------------------     ----------------
Philip L. Becker, Director, Chairman and                    1,087,444(1)               21.4%
  CEO............................................
5335 Sterling Drive, Suite C
Boulder, CO  80301

Regis A. Frank, President, Chief Operating                     47,250(2)                0.9%
  Officer and Director ..........................
5335 Sterling Drive, Suite C
Boulder, CO 80301

Michael W. Johnson, Director ....................              17,250(3)                0.3%
1875 Lawrence Street
Denver, CO 80302

Robert B. Louthan, Director .....................               9,250(4)                0.2%
P. O. Box 4966
Vail, CO 81658

Opus Capital Fund, LLC...........................             437,500(5)                8.5%
1113 Spruce St.
Boulder, CO  80302

Daryl Yurek(6)...................................             425,330(6)                8.3%
1041 Kalmia Avenue
Boulder, CO 80304

W. Terrance Schreier(7)..........................            252,265(7)                 5.0%
1942 Broadway, Suite 303
Boulder, CO  80302

Gene R. Copeland(8)..............................            222,267(8)                 4.4%
5373 Lookout Ridge Drive
Boulder, CO  80301

J. Wayne Farlow, Former Director                            180,000(11)                 3.6%
  and CEO(10)....................................

Directors and Executive Officers.................         1,246,894(9)                 24.7%
as a group

-----------------------
(1)  Includes 44,444 options exercisable presently or within 60 days.

(2)  Includes 22,250 options exercisable presently or within 60 days.

(3)  Includes 2,250 options exercisable within 60 days.

(4)  Reflects options exercisable presently or within 60 days.

(5)  Includes 87,500 shares purchasable upon exercise of warrants.

(6) Includes 100,000 shares beneficially owned by Mr. Yurek and held in the name of the Daryl F. Yurek Self Employed Pension of which Smith Barney Inc. is custodian. Excludes warrants to purchase 207,300 shares of Common Stock exercisable beginning September 16, 1998 and expiring March 31, 1999.

(7) Includes 41,500 shares held in the name of W. Terrance Schreier Simplified Employee Pension (SEP), and 202,265 shares held by Transition Partners, Ltd. Transition Partners, Ltd. is controlled by Mr. Schreier and he is therefore the beneficial owner of all shares and warrants held in the name of Transition Partners, Ltd. Excludes warrants held by Transition Partners, Ltd. to purchase up to 103,650 shares of Common Stock of the Company exercisable beginning September 16, 1998 and expiring March 31, 1999.

(8) Shares are held by Copeland Consulting Group, Inc. which is controlled by Mr. Copeland and he is therefore the beneficial owner of all shares and warrants held in the name of Copeland Consulting Group, Inc. Excludes warrants held by the Copeland Consulting Group, Inc. to purchase 103,650 shares of Common Stock of the Company exercisable beginning September 16, 1998 and expiring March 31, 1999.

(9)  Includes 65,639 options exercisable presently or within 60 days

(10) Served as CEO from September 2, 1997 to November 7, 1997.

(11) Includes 60,000 shares held by the Company as security for the payment of a promissory note payable to the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into transactions with its officers and directors, and with principal shareholders listed in Item 4 or affiliated entities as described below.

CONSULTING AGREEMENTS

         On September 2, 1997, the Company and Kent Nuzum ("Nuzum"), the Secretary and Interim Chief Financial Officer of the Company, entered into a consulting and non-competition agreement (the "Nuzum Agreement") which extends for an eleven month period ending July 31, 1998. Under the terms of the Nuzum Agreement, Nuzum will provide certain consulting services related to the management of the regulatory issues associated with the listing of the Company's common shares with various stock exchanges in Canada and the United Sates. As payment for his consulting services Nuzum shall receive the sum of $3,500 per month (the "Consulting Fee") plus Nuzum's reasonable out-of-pocket expenses. In consideration of the Consulting Fee Nuzum agrees not to disclose any confidential information relating to the Company for a period of twelve months following termination of the Nuzum Agreement.

         The Company and Transition Partners, Ltd. ("TPL"), a Colorado corporation with its principal place of business at 1942 Broadway, Suite 303, Boulder, Colorado, U.S.A. 80302, entered into a letter consulting agreement (the "TPL Agreement") on October 14, 1996, which was subsequently modified and extended on May 6, 1997 and August 22, 1997. Under the terms of the TPL Agreement, as amended, TPL provides certain consulting and advisory services related to general corporate development, strategic planning and capital formation of the Company. As payment for its consulting services TPL received a lump-sum payment of $20,500, in addition to the $36,000 in fees received during the period October 1996 to March 1997, and two promissory notes in the amounts of $41,000 and $75,000 respectively. Each of the promissory notes bears no interest until due, and thereafter bears interest at the rate of 12% per annum, is due the later of March 31, 1998 or the date of the Canadian Offering and may, at the option of the Company, be satisfied by issuance of common shares of the Company valued at the price of common shares issued under the Canadian Offering and one-half of each of the promissory notes has been paid by the issuance of Common Stock at a price of $1.00 per share. The TPL Agreement will terminate on May 21, 1998.

         On August 22 ,1997 the Company and Pantheon Capital Ltd. ("Pantheon") entered into a consulting and non-competition agreement (the "Pantheon Agreement") which extends until May 21, 1998. Under the terms of the Pantheon Agreement, as amended November 11, 1997, Pantheon provides certain consultingservices relating to a proposed interim private financing of up to $410,000 and to the Canadian Offering. In consideration of its consulting services Pantheon shall be entitled to options to acquire 264,600 shares of Common Stock of the Company at $1.00 per share, expiring on the later of February 1, 1997 and the day which is one year and fifteen days after the date of the Canadian Offering. Pantheon is entitled to pay for the Common Shares on the exercise of the option by granting a non-interest bearing 12-month promissory note to the Company. Pantheon has agreed not to disclose confidential information of the Company for a period of five years following the termination of the agreement.

SEVERANCE AGREEMENT

         On December 19, 1997 the Company and Wayne Farlow, the President of the Company from September 2 to November 11, 1997 entered into the Severance Agreement. Wayne Farlow was Chief Executive Officer of the Company from September 2, 1997 to November 11, 1997. On December 19, 1997 the Company and Wayne Farlow entered into a Severance Agreement and a Mutual Release (the "Severance Agreement") pursuant to which the Company and Mr. Farlow agreed to Mr. Farlow's resignation as an officer and director effective November 7, 1997 and that the Company would pay to Mr. Farlow $10,000 per month through March 7, 1998, payable in equal semi-monthly installments, together with the sum of $1,875 upon execution of the Severance Agreement in lieu of accrued vacation.

         The Company also agreed to allow Wayne Farlow to continue to participate in the Company's health insurance program, with premiums paid by the Company, until March 1998. The Company has also agreed to sell and Mr. Farlow has agreed to purchase 60,000 shares of Common Stock of the Company at a price of $0.50 per share, to be paid by cash ($600) with the balance secured by a non-recourse promissory note, payable to the Company and due September 5, 1999.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) EXHIBITS. The following Exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:

EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
3.1      Articles of Incorporation*

3.1a     Certificate of Incorporation of New eSoft, Inc.***

3.1b     Certificate of Merger of eSoft, Inc. into New eSoft, Inc.***

3.2      Bylaws of eSoft*

3.2a     Bylaws of New eSoft, Inc.*

10.1 Severance Agreement and Mutual Release dated December 19, 1997 between the Company and Wayne Farlow*

10.2     Agency Agreement with C.M. Oliver Capital ****

10.2a    Agent's Warrant ****

10.3     Lease Agreement dated September 18, 1997 between the Company and Aspen
         Industrial Park Partnership**

10.6     Voting Agreement dated September 2, 1997 between Philip Becker,
         Pantheon Capital Ltd. and Transition Partners, Ltd.*

10.6a    Termination Agreement***

10.7     Registration Rights Agreement dated September 2, 1997 between
         Transition Partners, Ltd., Pantheon Capital Ltd. and the Company*

10.8     Agreement dated May 6, 1997 between Transition Partners, Ltd. and the
         Company*

10.9 Agreement dated October 14, 1996 between Transition Partners, Ltd. and the Company*

10.10    Amendment to Agreement dated August 22, 1997 between Transition
         Partners, Ltd. And the Company*

10.11    Second Amendment to Agreement dated November 11, 1997 between
         Transition Partners, Ltd. and the Company*

10.12    Stock Option Agreement dated November 11, 1997 between Transition
         Partners, Ltd. and the Company*

10.12a   Amended Stock Warrant Agreement dated January 29, 1998***

10.13    Consulting Agreement dated August 1, 1997 between the Company and Kent
         Nuzum*

10.14    Consulting Agreement dated August 22, 1997 between Pantheon Capital
         Ltd. and the Company*

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
10.15    Amendment to Consulting Agreement dated August 22, 1997 between
         Pantheon Capital Ltd. And the Company*

10.16    Stock Option Agreement dated November 11, 1997 between Pantheon Capital
         Ltd. and the Company*

10.16a   Amended Stock Warrant Agreement dated January 29, 1998***

10.17    Stock Option Agreement dated November 11, 1997 between Copeland
         Consulting Group, Inc. and the Company*

10.17a   Amended Stock Warrant Agreement dated January 29, 1998***

10.18 Employment Agreement dated September 2, 1997 between Philip Becker and the Company*

10.19    Form of Employee Confidentiality Agreement***

10.20    Termination Agreement terminating Software Development and Consulting
         Agreements***

10.21    Promissory Note to First National Bank of Arvada, Colorado***

10.22    Proposal for financing arrangement from Colorado National Bank***

10.23    Employment Agreement dated March 6, 1998 between Regis Frank and the
         Company ****

10.24 Employment Agreement dated March 6, 1998 between Robert C. Hartman and the Company ****

27       Financial Data Schedule

--------------------------
*        Filed with Registration Statement on Form 10-SB on December 22, 1997.
**       Filed with Registration Statement on Form SB-2 on December 24, 1997.
*** Filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998.
**** Filed with amendment No. 1 to the registration statement on Form SB-2 on March 24, 1998

         (b) During the fourth quarter no reports on From 8-K were required to be filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eSoft, Incorporated

Date:  March    31   , 1998                  By: /s/ REGIS M. FRANK
             -------                            ------------------------------
                                                Regis M. Frank
                                                President and COO


Date: March     31 , 1998                    By: /S/ KENT NUZUM
             -------                            ------------------------------
                                                Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                        Title                       Date
   ----------                        -----                       ----
 /s/ PHILIP BECKER
-----------------------
Philip Becker                     Chairman, CEO and a       March   31  , 1998
                                  Director                        -----


/s/ REGIS M. FRANK
-----------------------
Regis M. Frank                    President COO and         March   31  , 1998
                                  Director                        -----

/s/ KENT NUZUM
-----------------------
Kent Nuzum                        Interim Chief Financial   March   31  , 1998
                                  Officer                         -----
/s/ ROBERT B. LOUTHAN
-----------------------
Robert B. Louthan                 Director                  March   31  , 1998
                                                                  ------
/s/ MICHAEL JOHNSON
-----------------------
Michael Johnson                   Director                  March   31  , 1998
                                                                  ------
/s/ RICHARD RICE
-----------------------
Richard Rice                      Director                  March   27    , 1998
                                                                  ------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
3.1      Articles of Incorporation*

3.1a     Certificate of Incorporation of New eSoft, Inc.***

3.1b     Certificate of Merger of eSoft, Inc. into New eSoft, Inc.***

3.2      Bylaws of eSoft*

3.2a     Bylaws of New eSoft, Inc.*

10.1 Severance Agreement and Mutual Release dated December 19, 1997 between the Company and Wayne Farlow*

10.2     Agency Agreement with C.M. Oliver Capital****

10.2a    Agent's Warrant****

10.3     Lease Agreement dated September 18, 1997 between the Company and Aspen
         Industrial Park Partnership**

10.6     Voting Agreement dated September 2, 1997 between Philip Becker,
         Pantheon Capital Ltd. and Transition Partners, Ltd.*

10.6a    Termination Agreement***

10.7     Registration Rights Agreement dated September 2, 1997 between
         Transition Partners, Ltd., Pantheon Capital Ltd. and the Company*

10.8     Agreement dated May 6, 1997 between Transition Partners, Ltd. and the
         Company*

10.9 Agreement dated October 14, 1996 between Transition Partners, Ltd. and the Company*

10.10    Amendment to Agreement dated August 22, 1997 between Transition
         Partners, Ltd. And the Company*

10.11    Second Amendment to Agreement dated November 11, 1997 between
         Transition Partners, Ltd. and the Company*

10.12    Stock Option Agreement dated November 11, 1997 between Transition
         Partners, Ltd. and the Company*

10.12a   Amended Stock Warrant Agreement dated January 29, 1998***

10.13    Consulting Agreement dated August 1, 1997 between the Company and Kent
         Nuzum*

10.14    Consulting Agreement dated August 22, 1997 between Pantheon Capital
         Ltd. and the Company*

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
10.15    Amendment to Consulting Agreement dated August 22, 1997 between
         Pantheon Capital Ltd. And the Company*

10.16    Stock Option Agreement dated November 11, 1997 between Pantheon Capital
         Ltd. and the Company*

10.16a   Amended Stock Warrant Agreement dated January 29, 1998***

10.17    Stock Option Agreement dated November 11, 1997 between Copeland
         Consulting Group, Inc. and the Company*

10.17a   Amended Stock Warrant Agreement dated January 29, 1998***

10.18 Employment Agreement dated September 2, 1997 between Philip Becker and the Company*

10.19    Form of Employee Confidentiality Agreement***

10.20    Termination Agreement terminating Software Development and Consulting
         Agreements***

10.21    Promissory Note to First National Bank of Arvada, Colorado***

10.22    Proposal for financing arrangement from Colorado National Bank***

10.23    Employment Agreement dated March 6, 1998 between Regis Frank and the
         Company****

10.24 Employment Agreement dated March 6, 1998 between Robert C. Hartman and the Company****

27       Financial Data Schedule

--------------------------
*        Filed with Registration Statement on Form 10-SB on December 22, 1997.
**       Filed with Registration Statement on Form SB-2 on December 24, 1997.
*** Filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998.
**** Filed with amendment No. 1 to the registration statement on Form SB-2 on March 24, 1998