Form 10KSB40/A
period 1997-12-31
ESOFT INC
filed 1998-04-17
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-KSB/A No. 1



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


         On March 16, 1998 the Company completed a public offering of it common stock in Canada on the facilities of the Vancouver Stock Exchange (The "Canadian Offering"). The Company stock began trading on the Vancouver Stock Exchange "VSE" on March 17, 1998 under the symbol EZU. The VSE exchange will be the primary market for the Common Stock. The price to the public in the Canadian Offering was $1.00 per share. There are no proposals, arrangements or understandings with any U.S. broker dealers or other person to establish a market for the Common Stock in the United States, and no market is expected to develop in the near future.


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


         The completion in September of 1997 of the placement of $410,000 of outside equity permitted the Company to significantly advance its marketing efforts and to attract additional management personnel. On December 22, 1997, the Company sold 350,000 shares of Common Stock and warrants to purchase an additional 87,500 shares to Opus Capital Fund, LLC, for a total purchase price of $350,438. Of the December 1997 private placement, $200,000 was recorded as a subscription receivable. Subsequent to December 31, 1997, the Company received the outstanding balance. Net proceeds from these offerings was $679,159.



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


         On January 3, 1998, the loan from First National Bank of Arvada, Colorado, described above, was extended to April 3, 1998 for the payment of the outstanding balance of $73,363, with monthly installment payments of $3,325 in February and March 1998. On April 5, 1998, the loan from First National Bank of Arvada, Colorado, was extended to October 5, 1998 for the payment of the outstanding balance of $68,502 with monthly installment payments of $3,325 and a final payment of $51,924. The Company has received from two Banks preliminary loan proposals. The most favorable bank proposal calls for a borrowing commitment of up to $825,000. This loan, if obtained, would be used to pay the indebtedness to First National Bank of Arvada with the balance of the commitment to be for a working capital line of credit. Advances under the line of credit may not exceed 70% of eligible accounts receivable and 25% of eligible inventory to a maximum of $150,000. This loan will bear interest at 1/2% over the Bank's reference rate. The borrowings will be secured by a lien on all of the Company's assets. The proposed loans have not been approved by the Banks and there is no assurance that it will be obtained. The Company believes that such a line of credit, if obtained, will assist in the Company in financing its anticipated growth of sales if the growth is achieved.

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


On September 12, 1997, the Company sold 820,000 shares of common stock for $410,000 in a private placement. In December 1997, the Company sold 350,000 shares of common stock for $350,000 in a private placement. The Company granted the promoter of the private placement warrants to purchase an additional 87,500 shares of common stock at $1 per share. The warrants expire December 22, 1999. Of the December 1997 private placement, $200,000 was recorded as a subscription receivable. Subsequent to December 31, 1997, the Company received the outstanding balance. The net proceeds to the Company after stock issuance costs was $679,159.


In January 1998, the Company granted 90,000 shares of common stock to certain employees.

                               ESOFT, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


In February 1998, the Company sold and issued an additional 290,000 shares. The Company accepted subscriptions for an additional 150,000 shares, all at a price of $1.00 per share in private transactions to officers, directors, key employees and consultants of the Company. Subscriptions receivable of $100,000 from the private placement was collected in March 1998.


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

                                             eSoft, Incorporated


Date:  April    15   , 1998                  By: /s/ REGIS M. FRANK
             -------                            ------------------------------
                                                Regis M. Frank
                                                President and COO


Date:  April    15 , 1998                    By: /s/ THOMAS TENNESSEN
             -------                            ------------------------------
                                                Principal Financial and
                                                Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signatures                        Title                       Date
   ----------                        -----                       ----
 /s/ PHILIP BECKER
-----------------------
Philip Becker                     Chairman, CEO and a       March   31  , 1998
                                  Director                        -----


/s/ REGIS M. FRANK
-----------------------
Regis M. Frank                    President COO and         April   15  , 1998
                                  Director                        -----

/s/ THOMAS TENNESSEN
-----------------------
Thomas Tennessen                  Secretary, Treasurer      April   15  , 1998
                                  and Chief Financial             -----
                                  Officer
/s/ ROBERT B. LOUTHAN
-----------------------
Robert B. Louthan                 Director                  March   31  , 1998
                                                                  ------
/s/ MICHAEL JOHNSON
-----------------------
Michael Johnson                   Director                  March   31  , 1998
                                                                  ------
/s/ RICHARD RICE
-----------------------
Richard Rice                      Director                  March   27  , 1998
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