Form 10QSB
period 1998-03-31
ESOFT INC
filed 1998-04-28
CIK 1047406

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                 March 31, 1998
                ----------------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from         to
                              --------------------------------------------------

Commission File Number              00-23527
                      ----------------------------------------------------------

                                   eSoft, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  84-0938960
     ---------------------------                --------------------------
       (State of Incorporation)                  (IRS Employer ID Number)

      5335 Sterling Dr. Suite C                 Boulder,  CO         80301
----------------------------------------        -----------------------------
(Address of principle executive offices)        (city) (state)     (zip code)

                                 (303) 440-1600
                -------------------------------------------------
                Registrant's telephone number including area code


                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES                 NO  X
                            -----              -----

Transitional Small Business Disclosure format (check one):

                         YES                 NO  X
                            -----              -----

The number of shares outstanding of the Registrant's $0.01 par value common stock on April 27, 1998 was 5,289,061.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   eSOFT, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                             DECEMBER 31,          MARCH 31,
                                                                 1997                1998
                                                             -----------         -----------
                                               ASSETS

CURRENT ASSETS
     Cash                                                    $   102,837         $ 1,187,297
     Receivables:
        Trade, net of allowance for doubtful accounts            199,832             625,468
        Subscriptions Receivable                                 200,000              50,000
     Inventories                                                  94,607             163,749
     Prepaid expense and other                                    24,799             115,991
     Note Receivables                                             20,000              64,400
     Deferred income taxes                                        18,000              18,000
                                                             -----------         -----------
                           Total current assets                  660,075           2,224,905
PROPERTY AND EQUIPMENT, AT COST:
     Computer equipment                                          119,544             136,868
     Furniture and equipment                                     143,157             184,788
                                                             -----------         -----------
                                                                 262,701             321,656
     Less accumulated depreciation                              (147,881)           (157,481)
                                                             -----------         -----------
                           Net property and equipment            114,820             164,175

CAPITALIZED SOFTWARE COSTS, NET OF AMORTIZATION                  651,470             662,599

OTHER ASSETS
     Deferred offering costs                                     280,896              27,488
     Other assets                                                 17,539               7,689

TOTAL ASSETS                                                 $ 1,724,800         $ 3,086,856
                                                             ===========         ===========



    The accompanying notes are an integral part of the financial statements.

                                   eSOFT, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                    DECEMBER 31,          MARCH 31,
                                                                     1997                1998
                                                              -----------         -----------
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note Payable - bank                                      $    75,757         $    68,172
     Accounts payable                                             174,754             384,800
     Deferred revenue                                              46,622              43,494
     Accrued expenses and other                                    91,949             118,383
     Note Payable - related party - current                        20,000              20,000
                                                              -----------         -----------
                            Total current liabilities             409,082             634,849

     Deferred tax liability - net                                 180,000             180,000
     Convertible notes payable - related parties                  355,903                  --
                                                              -----------         -----------
                            Total liabilities                     944,985             814,849

STOCKHOLDERS= EQUITY
     Common stock, par value $.01 per share;
       authorized 50,000,000 shares; 2,433,158 and
         5,039,061 issued and outstanding December 31,
         1997 and March 31, 1998, respectively                     24,332              50,392
       Additional paid-in capital                               1,135,432           2,896,804
       Accumulated deficit                                       (379,949)           (675,189)
                                                              -----------         -----------
                            Total stockholders' equity            779,815           2,272,007

TOTAL LIABILITIES AND
    STOCKHOLDERS= EQUITY                                      $ 1,724,800         $ 3,086,856
                                                              ===========         ===========



    The accompanying notes are an integral part of the financial statements.

                                   eSOFT, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              FOR THE THREE MONTHS
                                                      ENDED
                                                     MARCH 31,
                                             1997                1998
                                          -----------         -----------
REVENUES:                                 $   209,281         $   733,932

COST OF GOODS SOLD:                            63,377             273,744
                                          -----------         -----------
GROSS PROFIT                                  145,904             460,188

EXPENSES
  Sales and marketing expense                  23,915             317,126
  General & administrative expense            159,106             306,727
  Engineering Expense                              --              68,623
  Software amortization costs                      --              48,872
  Research and development                         --              13,372
                                          -----------         -----------
                                              183,021             754,720

OTHER INCOME (EXPENSE):
  Interest Income                                 644                   4
  Interest expense                             (6,305)               (712)
                                          -----------         -----------
                                               (5,661)               (708)

NET LOSS                                  ($   42,778)        ($  295,240)
                                          ===========         ===========

BASIC AND DILUTED INCOME (LOSS)
      PER COMMON SHARE:                   $     (0.03)        $     (0.09)
                                          ===========         ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                                 1,263,158           3,108,234
                                          ===========         ===========



    The accompanying notes are an integral part of the financial statements.

                                   eSOFT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,

                                                                       1997                1998
                                                                    -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (loss) from operations                                 $   (42,778)        $  (295,240)
  Adjustments to reconcile to net cash provided by (used in)
  operating activities
      Depreciation & Software amortization                               39,913              58,473
      Provision for losses on accounts receivables                           --              14,070

  Changes in operating assets and liabilities: (Increase)
  decrease in:
      Accounts receivable - trade                                       (18,619)           (439,706)
      Inventories                                                         8,791             (69,142)
      Other assets                                                           --               9,850
      Prepaid expenses                                                       --             (91,192)

  Increase (decrease) in:
      Accounts payable                                                    4,406             210,046
      Accrued expenses                                                   (3,331)             26,434
      Deferred revenue                                                  (12,720)             (3,129)
                                                                    -----------         -----------
Net cash used in operating activities                                   (24,338)           (579,536)

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                  --             (58,955)
      Capitalized software costs                                        (67,481)            (60,000)
      Notes receivable - related parties                                     --             (44,400)
                                                                    -----------         -----------
Net cash used in investing activities                                   (67,481)           (163,355)

CASH FLOW FROM FINANCING ACTIVITIES
      Principal (payments) on borrowings                                 92,809              (7,586)
      Deferred offering costs                                                --             253,408
      Conversion of promissory notes                                         --            (355,903)
      Proceeds from stock subscription                                       --             150,000
      Proceeds from sale of stock and conversion of note                     --           1,787,432
                                                                    -----------         -----------
  Net cash used in financing activities                                  92,809           1,821,351

INCREASE (DECREASE) IN CASH                                                 990           1,084,460

CASH: BEGINNING OF PERIOD                                                20,750             102,837
                                                                    -----------         -----------
CASH: END OF PERIOD                                                 $    21,740         $ 1,187,297
                                                                    ===========         ===========



    The accompanying notes are an integral part of the financial statements.

                                   eSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

     1.   INTERIM FINANCIAL INFORMATION

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three month periods ending March 31, 1998 and 1997 are not necessarily indicative of results to be expected for the full year.

     2.   TRADE RECEIVABLES

          The following information summarizes trade receivables:

                                            DECEMBER 31,         MARCH 31,
                                                1997                1998
                                            -----------         -----------
      Accounts Receivables                      247,832             687,539
Less allowance for doubtful accounts            (48,000)            (62,071)
                                            -----------         -----------
                                            $   199,832         $   625,468
                                            ===========         ===========

          The Company has one customer that makes up 36% of the total receivables as of March 31, 1998 and 37% of total sales for the first quarter.

     3.   NOTES PAYABLES:

                                                                          DECEMBER 31,   MARCH 31,
                                                                              1997         1998
                                                                          ------------   ---------
Notes Payables:

On January 3, 1997, the Company, borrowed $100,000 from a bank, bearing interest at 12% per annum and was payable with monthly installments of $3,325 with the balance due on April 3, 1998. On
April 5, 1998, the loan was extended to October 5, 1998 with monthly installment payments of $3,325 and a final payment of $51,924 due
October 5, 1998. The loan is collateralized by all assets of the
Company                                                                     $75,757        $68,172
                                                                            =======        =======


Related Party:

Two notes payable on demand to an officer, director and stockholder of the Company, interest payable monthly at 7% per annum, if the note is not paid when declared due the note shall draw interest at
12%, unsecured                                                              $20,000        $20,000
                                                                            =======        =======

                                   eSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

     4.   EARNINGS PER SHARE

          Basic earnings (loss) per share is calculated by dividing the net income(loss) by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

     5.   PLANNED PRIVATE PLACEMENT

          On March 25, 1998, the Company entered into an engagement letter with
          C. M. Oliver & Company Limited ("Agent"), the Agent for the Canadian Offering, that sets forth the terms of a proposed private placement of shares of the Company's Common Stock. The offering price provided for in the engagement letter is $4.25 per share and the Agent will receive compensation of 7.5% ($0.32 per share) of the gross proceeds. The Agent has agreed to use its reasonable best efforts to sell the offered shares with a minimum purchase per investor of $70,000, in British Columbia, Europe and other jurisdictions. The offering is proposed to be made pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation S for shares sold outside the U.S. and not to U.S. Persons. Shares may also be offered and sold in the U.S. or to U.S. Persons pursuant to exemptions from such registration under Regulation D. The engagement letter provides that the Company will file a registration statement under the Securities Act of 1933 to register all shares issued in the private placement for sale in the U.S., and to use its best efforts to cause such a registration statement to become effective within 180 days of the closing of the private placement. The Company does not expect to complete the private placement until approximately the end of May 1998. There can be no assurance that the private placement will be effectively completed for all or any of the 1,200,000 shares offered.

                           FORWARD-LOOKING STATEMENTS

               Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the, Securities Act of 1993("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statement often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties which may affect forward-looking statements about the Company's IPAD business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive IPAD solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, which could have an immediate and material adverse effect by placing eSoft behind its competitors. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The primary market being pursued by the Company consists of small to medium size businesses. The Company believes these businesses increasingly find it beneficial to host their own Internet infrastructure rather than rely upon an Internet service provider for all of their Internet access and connectivity needs. A secondary market consists of Internet service providers which can benefit from the Company's IPAD integrated software and hardware product line. The Company believes that for most small to medium size businesses, high speed large diameter pipeline access to the Internet is sufficiently important that the businesses would continue to rely upon an Internet service provider in order to gain that advantage if it were not available in Internet connectivity products such as the Company's IPAD products. With new advancements in Internet software, however, individual companies, without a great deal of software expertise, can now assume many of the responsibilities and functions which heretofore have been carried out by Internet service providers on their behalf. This includes control over a router, firewall, remote access server, a web server, and mail server. Perhaps most importantly, rather than paying an Internet service provider substantial fees in order to offer individual e-mail addresses plus Internet access to each of many employees, the IPAD products can provide such services to a growing company and their employees in a much more cost effective manner.

               During the quarter the Company continued to expand its distribution channels both domestically and aboard. It is the intention of the Company to rely upon distributors, resellers and direct sales to disseminate its product line throughout the market. In the quarter the Company hired a Director of Marketing Communications, and has retained international sales agents for Europe, Latin America and Asia. Manufacturing and customer support capabilities have been put in place in Europe in the first quarter of 1998. A Vice President of Sales will be added in the second quarter of 1998.

               To assist in creating more customer awareness, the Company has committed resources to the marketing expenditures to develop product awareness in the forthcoming quarter. The Company will further expend approximately $80,000 for participation in trade shows. Through a combination of reliance upon third party distributors as well as upon direct sales, the Company believes that it can progressively establish a profile as a major industry participant.

               Management believes its aggressive pursuit of its distribution channels will have both short and long-term effects on its operations. Cash flow from operations is anticipated to be utilized for the continued expansion of its marketing channels and support of its extended receivables terms to its new customers. In addition to these near-term effects, the Company expects that these efforts will expand its installed base of IPADs and continue its growth path. However, with the aggressive market expansion the Company anticipates consuming working capital to meet this continued growth curve. The Company will continue to explore banking relationship to fund a portion of this growth through the use of working capital loans.

     LIQUIDITY AND CAPITAL RESOURCES

               During the quarter the Company completed a $390,000 private placement in February and March 1998 of 390,000 shares of the Company's common stock, all at a price of $1.00 per share to officers, directors, key employees and consultants of the Company. The Company accepted subscriptions for an additional 50,000 shares at a price of $1.00 which was collected in April 1998.

               In the quarter the Company converted the non interest bearing Note payable to related parties in the amount of $353,903 into 353,903 shares of the Company's common stock price of $1.00 per share.

               In March 1998 the Company completed its initial public offering of 1,550,000 shares of the Company's common stock at an offering price of $1.00 per share. Additionally, the Agent was issued 110,000 shares of the Company's common stock in the Canadian Offering along with warrants to purchase 250,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. The agent subsequent to March 31, 1998 exercised its right to purchase 250,000 shares of common stock.

               Net proceeds to the Company for the above listed offerings was $1,401,000.

     Cash Flow

               During the three months ended March 31, 1998, cash increased by $1,085,000. Adjustments to reconcile net loss resulted in an adjustment of the use of funds by $73,000 from depreciation, amortization of software costs and provision for loss on accounts receivables. Funds used in operating activities were ($580,000). Funds of $246,000 was provided from operating activities from an increase of $210,000 in accounts payables, $26,000 from an increase in accrued expenses, and a decrease of other assets of $10,000. Operating funds of $450,000 were used to finance the $440,000 increase in accounts receivables, $69,000 increases in inventories, and $91,000 increase in prepaids. Investments were made in capital equipment of ($59,000), capitalized software development costs ($60,000), an increase in notes receivables of ($44,000) for a total use of funds for investment activities of ($163,000), and a decrease of deferred revenue of ($3,000). Financing activities provided $1,827,000 of cash proceeds and conversion of debt. Cash in the amount of $1,787,000 was received during the period from the Company's IPO and private placement of 2,516,000 shares of the Company's common stock. Principal payments and debt conversion on the Company's indebtedness reduced debt obligations by $363,000. The Company collected $200,000 of subscription receivables and had $50,000 of new subscriptions collected in April 1998 for a net change of $150,000. Deferred offering costs decrease by $253,408 from the completion of the Company's investing activities.

               The Company has no material commitments for external capital expenditures, however it will continue to capitalize software development costs consistent with its strategy of the development IPAD software for the market place.

      RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1998 COMPARED
                    TO THE THREE MONTHS ENDED MARCH 31, 1997

               Revenues increased by $525,000 or 251% to $734,000 in the 1998 period versus revenue of $209,000 in the first quarter of 1997. The increase is associated with the continued expansion of the Company's sales effort of the IPAD product. The Company completed the roll out, in the first quarter of 1997 of the IPAD 2500 and in the fourth quarter of 1997 the IPAD 1200. This broadened product line along with the expanded sales and marketing efforts, both domestically and abroad, resulted in the Company posting significant sales growth.

               Gross profit margin in the current quarter was 63% of revenue ($460,000) compared to 70% ($146,000) for the three months ended March 31, 1997. With a transition away from a software only company to a software and hardware company precipitated the gross margin decline. This in addition to the offering of higher discounts to customers with resale agreements requiring volume commitments has reduced gross profit margins by 7%. It is anticipated the margins will be maintained at this level through the remainder of the fiscal year.

               Selling, General and Administrative Expenses (SG&A) increased $572,000 or 312% from $183,000 in the 1997's first quarter to $755,000 in the 1998 period. Sales expenses increased $293,000 from $24,000 in 1997 to $317,000 in 1998. Significant increases are associated with the addition of sales and marketing personnel required to meet the ramp of the Company's anticipated sales growth rates. The Company added sales and marketing personnel along with marketing agents in Europe, Latin America, and Asia. General and administrative expense increased $177,000 or 136%, from $130,000 in the 1996 period compared to $307,000 currently. The increase in SG&A is attributed to the Company's overt plan to expand the Company's sales volume increases. The Company has maintained an average of 39.8% quarterly growth rate attributed to the expanded SG&A expenditures.

               Amortized software development costs total $49,000 for the period.

               Interest expense decreased $5,500 in the three months ended March 31, 1998 from $6,300 in 1997 to $700 in 1998.

               Net Losses from operations was $295,000 for the three months ended March 31, 1997, compared to $43,000 loss for the same period in 1997, an increase of $252,000. The net loss is associated with the increased SG & A necessary to maintain a continued growth path of 39.8% quarterly growth rate in sales.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

              Not applicable

     Item 2.  Changes in Securities

              SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S.
              On March 16, 1998 the Registrant completed its Initial Public Offering (IPO), on the Vancouver Stock Exchange, of 1,550,000 shares of its common stock at a price of US $1.00 per share for a total offering of US $1,550,000. The offering was underwritten by C.M. Oliver & Company Ltd.(The "Agent") and was made pursuant to the requirements of Regulation S under the Securities Act of 1933 (The "Act") to non US Persons. The shares offered were therefore exempt from registration under the Act. The net cash proceeds to the Registrant from the Canadian Offering were approximately US $1,158,250 after payment of US $116,750 commissions to the Agent (7.5% of the offering price). The Company granted to the Agent for the Canadian Offering a non-transferable warrant (the "Agent's Warrant") to acquire up to 250,000 shares of Common Stock. The Agent's Warrant is exercisable at $1.00 per share until March 16, 1999, and thereafter at $1.15 per share until March 16, 2000.

         Item 3.  Defaults Upon Senior Securities

                           Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

     Item 5.  Other Information

              Not applicable

     Item 6.  Exhibits and Reports on Form 8-K

              a)  Exhibits

                  27       Financial Data Schedule.

              b) Reports on From 8-K.
                 During the quarter covered by this report, the Company filed the following reports on Form 8-K.

                 Form 8-K dated March 30, 1997 reporting the completion of the Initial Public Offering on the Vancouver Stock Exchange. No financial statements were required.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        eSoft, Inc.
                                        (Registrant)



Date: April 28, 1998                    /s/ Regis Frank
     -------------------------          ----------------------------------------
                                        Regis A. Frank
                                        President, Chief Operating Officer


Date: April 28, 1998                    /s/ Thomas Tennessen
     -------------------------          ----------------------------------------
                                        Thomas Tennessen
                                        Chief Financial Officer and Principal
                                        Financial and Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

27             Financial Data Schedule.
