Form 10QSB
period 1998-06-30
ESOFT INC
filed 1998-07-24
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                  June 30. 1998
                 --------------------------------------------------------------

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the transition period from          to
                               ------------------------------------------------

Commission File Number               00-23527
                       --------------------------------------------------------

                                   eSoft, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 84-0938960
       ------------------------                  ------------------------
       (State of Incorporation)                  (IRS Employer ID Number)

      5335 Sterling Dr., Suite C             Boulder,      CO          80301
----------------------------------------     ----------------------------------
(Address of principle executive offices)     (city)      (state)     (zip code)

                                 (303) 444-1600
                -------------------------------------------------
                Registrant's telephone number including area code


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

The number of shares outstanding of the Registrant's $0.01 par value common stock on July 23, 1998 was 6,658,002.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   ESOFT, INC.

                                 BALANCE SHEETS

                                                                          DECEMBER 31,            JUNE 30,
                                                                              1997                  1998
                                                                         --------------       --------------
                                                                                                (UNAUDITED)
                                                   ASSETS
CURRENT ASSETS
     Cash                                                                $      102,837       $    5,946,399
     Receivables:
        Trade, net of allowance for doubtful accounts                           199,832            1,398,108
        Subscription Receivable                                                 200,000                    -
     Inventories                                                                 94,607              214,401
     Prepaid expense and other                                                   24,799              135,526
     Note Receivables                                                            20,000               21,377
     Deferred income taxes                                                       18,000               18,000
                                                                         --------------       --------------
                           Total current assets                                 660,075            7,733,811

PROPERTY AND EQUIPMENT, AT COST:
     Computer equipment                                                         119,544              173,110
     Furniture and equipment                                                    143,157              207,327
                                                                         --------------       --------------
                                                                                262,701              380,437
     Less accumulated depreciation                                             (147,881)            (175,861)
                                                                         --------------       --------------
         Net property and equipment                                             114,820              204,576

CAPITALIZED SOFTWARE COSTS, NET OF AMORTIZATION                                 651,470              609,378

OTHER ASSETS
     Deferred offering costs                                                    280,896                    -
     Other assets                                                                17,539                7,689
                                                                         --------------       --------------

TOTAL ASSETS                                                             $    1,724,800       $    8,555,454
                                                                         ==============       ==============










    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                                 BALANCE SHEETS

                                                                         DECEMBER 31,              JUNE 30,
                                                                             1997                    1998
                                                                       ---------------           -----------
                                                                                                 (UNAUDITED)
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note Payable - bank                                               $        75,757           $    57,423
     Accounts payable                                                          174,754               508,954
     Deferred revenue                                                           46,622                90,194
     Accrued expenses and other                                                 91,949               183,773
     Due to related party                                                            -               100,000
     Note Payable - related party - current                                     20,000               -
                                                                       ---------------           -----------
         Total current liabilities                                             409,082               940,344

     Deferred tax liability - net                                              180,000               180,000
     Convertible notes payable - related parties                               355,903              -
                                                                       ---------------           -----------
         Total liabilities                                                     944,985             1,120,344

STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share;
       authorized 50,000,000 shares; 2,433,158 and
       6,658,002 issued and outstanding December 31,
       1997 and June 30, 1998, respectively                                     24,332                66,581
       Additional paid-in capital                                            1,135,432             8,576,399
       Accumulated deficit                                                    (379,949)           (1,207,870)
                                                                       ---------------           -----------
         Total stockholders' equity                                            779,815             7,435,110

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                               $     1,724,800           $ 8,555,454
                                                                       ===============           ===========









    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                        1997               1998                 1997               1998
                                                  --------------      -------------       --------------      -------------
REVENUES:                                         $      272,981      $   1,121,008       $      482,263      $   1,854,940

COST OF GOODS SOLD:                                      117,513            424,796              180,890            698,540
                                                  --------------      -------------       --------------      -------------

GROSS PROFIT                                             155,468            696,212              301,373          1,156,400

EXPENSES
  Sales and marketing expense                             43,203            560,144               67,117            877,270
  General & administrative expense                        48,936            492,480              178,814            799,207
  Engineering expense                                     17,614            136,102               17,614            204,725
  Software amortization costs                             32,151             53,220               61,381            102,093
  Research and development                              -                     2,286            -                     15,658
                                                  --------------      -------------       --------------      -------------
                                                         141,904          1,244,232              324,926          1,998,953

OTHER INCOME (EXPENSE):
  Interest income                                             24             19,892                  668             19,896
  Interest expense                                       (10,413)            (4,551)             (16,718)            (5,263)
                                                  --------------      -------------       --------------      -------------
                                                         (10,389)            15,341              (16,050)            14,633

NET INCOME (LOSS)                                 $        3,175      $    (532,679)      $      (39,603)     $    (827,920)
                                                  ==============      =============       ==============      =============

BASIC AND DILUTED INCOME (LOSS)
      PER COMMON SHARE:                           $        (0.00)     $       (0.10)      $        (0.03)     $       (0.19)
                                                  ==============      =============       ==============      =============

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES
OUTSTANDING                                            1,263,158          5,374,930            1,263,158          4,249,592
                                                  ==============      =============       ==============      =============


    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                          COMMON STOCK              ADDITIONAL                            TOTAL
                                                                                      PAID-IN          ACCUMULATED    STOCKHOLDERS'
                                                    SHARES            AMOUNT          CAPITAL            DEFICIT          EQUITY
                                                   --------------------------------------------------------------------------------
BALANCE, December 31, 1998                         2,433,158          $24,332        $1,135,432          ($379,949)      $779,815

Issuance of warrants pursuant to
  private placement, January 1998                          -                -               438                  -            438
Issuance of stock pursuant to
  private placement, net of offering costs,
  February 1998                                      288,000            2,880           182,102                  -        184,982
Issuance of stock pursuant to option
  conversion                                          60,000              600            29,400                  -         30,000
Issuance of stock pursuant to stock
  grant                                               90,000              900              (900)                 -              -
Issuance of stock, pursuant to IPO,
  net of offering costs, March 1998                1,550,000           15,500           993,650                  -      1,009,150
Issuance of stock for IPO fee shares,
  March 1998                                         110,000            1,100            (1,100)                 -              -
Issuance of stock for note conversion,
  March 1998                                         357,903            3,580           354,323                  -        357,903
Issuance of stock pursuant to private
  placement, March 1998                               50,000              500            49,500                  -         50,000
Issuance of stock pursuant to exercise
  of agents' warrants, April 1998                    250,000            2,500           247,500                  -        250,000
Issuance of compensatory warrants,
  April 1998                                               -                -            69,600                  -         69,600
Issuance of stock pursuant to private
  placement, net of offering costs, June
  1998                                             1,468,941           14,689         5,516,454                  -      5,531,143
Net loss for the six months ended June
  30, 1998                                                 -                -                 -           (827,921)      (827,921)
                                                   ---------          -------        ----------       ------------     ----------
BALANCE, June 30, 1998                             6,658,002          $66,581        $8,576,399        ($1,207,870)    $7,435,110
                                                   =========          =======        ==========       ============     ==========






    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                    JUNE 30,

                                                                                           1997                   1998
                                                                                       -------------         -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss from operations                                                             $     (39,603)        $    (827,920)
  Adjustments to reconcile net cash provided by (used in) operating activities
      Depreciation & software amortization                                                    79,830               129,966
      Provision for losses on accounts receivables                                                 -                27,930
      Issuance of compensatory options                                                                              23,200

  Changes in operating assets and liabilities: (increase) decrease in:
      Accounts receivable - trade                                                            (13,429)           (1,025,276)
      Inventories                                                                             11,346              (119,794)
      Other assets                                                                                 -                 9,850
      Prepaid expenses                                                                             -              (110,728)

  Increase (decrease) in:
      Accounts payable                                                                        20,695               334,200
      Accrued expenses                                                                         1,078                91,824
      Deferred revenue                                                                       (28,042)               43,572
                                                                                       -------------         -------------
Net cash provided by (used in) operating activities                                           31,875            (1,423,176)

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                                     (440)             (117,736)
      Capitalized software costs                                                            (131,196)              (60,000)
      Notes receivable - related parties                                                           -                (2,192)
                                                                                       -------------         -------------
Net cash used in investing activities                                                       (131,636)             (179,928)

CASH FLOW FROM FINANCING ACTIVITIES
      Principal (payments) on borrowings                                                     (11,845)              (18,334)
      Deferred offering costs                                                                      -               280,896
      Due to related party                                                                         -               100,000
      Proceeds (payment) from issuance of promissory notes                                   120,000               (20,000)
      Conversion of promissory notes                                                               -              (355,903)
      Net proceeds sale of stock, conversion of note and warrants                                  -             7,460,007
                                                                                       -------------         -------------
  Net cash provided by financing activities                                                  108,155             7,446,666

INCREASE (DECREASE) IN CASH                                                                    8,394             5,843,562

CASH: BEGINNING OF PERIOD                                                                     20,750               102,837
                                                                                       -------------         -------------

CASH: END OF PERIOD                                                                    $      29,144         $   5,946,399
                                                                                       =============         =============


    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

     1.  INTERIM FINANCIAL INFORMATION


         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and the results of operations and statement of cash flows for the periods presented. The results of operations for the six month periods ending June 30, 1998 and 1997 are not necessarily indicative of results to be expected for the full year.


     2.  TRADE RECEIVABLES

         The following information summarizes trade receivables:

                                                                  DECEMBER 31,        JUNE 30,
                                                                     1997               1998
                                                                   --------          ----------
        Accounts Receivable                                         247,832           1,473,108
          Less allowance for doubtful accounts                      (48,000)            (75,000)
                                                                  ---------          ----------
                                                                  $ 199,832          $1,398,108
                                                                  =========          ==========

         The Company has six distributors which accounted for 61% of the Company's sales through the six months ending June 30, 1998 and 72% of the second quarter sales. Sales for the second quarter were composed of 58% for international destinations and 42% for the domestic market. Annual sales composition through June 1998 include 41% for international destinations and 59% for the domestic market. The six distributors that make up the majority of the Company's six months sales represent 73% of the total accounts receivable, with one customer representing 19% of our total accounts receivable on June 30, 1998.

         The Company has three distributors which each comprise 10% or more of the annual sales through the six months ending June 30, 1998. The three distributors represent 15%, 14% and 11% of the annual sales revenue.

         The Company with regard to its foreign sales does not take the risk of foreign currency fluctuation. All sales are designated as payment in US denominated funds at the time of sale.

                                   ESOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.  NOTES PAYABLES:

                                                                                 DECEMBER 31,         JUNE 30,
                                                                                    1997                1998
                                                                                  ---------          ----------
Notes Payables:
On January 3, 1997, the Company borrowed $100,000 from a bank, bearing interest at 12% per annum and was payable with monthly installments of $3,325 with the balance due on April 3, 1998. On April 5, 1998, the loan was extended to October
5, 1998 with monthly installment payments of $3,325 and a final payment of
$51,924 due October 5, 1998. The loan is collateralized
by all assets of the Company.                                                      $  75,757          $   57,423
                                                                                   =========          ==========
Related Party:
Two notes payable on demand to an officer, director and stockholder of the
Company, interest payable monthly at 7% per annum, the note was paid in full in
May 1998.                                                                          $  20,000          $       -
                                                                                   =========          ==========

     4.  NET INCOME (LOSS) PER SHARE

         Basic earnings (loss) per share is calculated by dividing the net income(loss) by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

         Options and warrant to purchase 1,557,418 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending June 30, 1998.

     5.  DUE TO  - RELATED PARTY

         The Company accepted subscription agreements for the private placement of 150,000 shares of the Company's common stock at $1.00 per share in March 1998. From the total private placement Philip Becker, the CEO & CTO of the Company, subscribed to purchase 100,000 shares of the Company's common stock. The private placement required the Company to seek the approval of the Vancouver Stock Exchange for the transaction. Due to the ownership level of the shareholder increasing to 20% of the outstanding shares in March 1998 the issuance of the common stock was subsequently restricted by the Vancouver Stock Exchange in May 1998. The Vancouver Stock Exchange authorized the Company to issue the shares, subject to shareholder approval of the private placement to Philip Becker. If shareholder approval is not received, the funds will be required to be remitted to the subscriber immediately. The Company has not yet scheduled a shareholders' meeting to seek approval for the above referenced transaction.

                                   ESOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

     6.  PRIVATE PLACEMENT

         On June 15, 1998, eSoft completed the private placement of 1,468,941 shares of its common stock at a price of $4.25 per share for a total offering of $6,243,000. The offering was placed through C.M. Oliver & Company Ltd. of Vancouver, B.C. (the "Agent"), which acted as agent in the offering, with the participation of other sub-agents and finders. The net cash proceeds to the Company from the private placement were approximately $5,467,000 after payment of expenses of the offering, estimated at $267,000, and payment of $507,825 (8.13% of the offering price) commissions to the Agent, sub-agents, and finders who will also be issued warrants to purchase 159,318 (10.85% of the offered shares) of eSoft's common stock at a price of US $4.25 in the first year and US $4.90 in the second year. Shares were sold in the offering to investors in Canada and Europe in reliance upon the exemption from registration of the shares under Regulation S under the Securities Act of 1933 (the "Act") (see Part II item 2, below), and to accredited investors in the United States in reliance upon Regulation D (Rule 505) under the Act. The shares issued in the private placement are eligible for the shortened hold period of four months in British Columbia pursuant to the requirements of BOR #97112 of the B.C. Securities Commission. eSoft has agreed to register the shares as soon as practicable under the U.S. Securities Act of 1933 for public sale in the United States.


     7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations page 15 for recently issued accounting standards.

                           FORWARD-LOOKING STATEMENTS

              Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statement often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward- looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties which may affect forward-looking statements about the Company's IPAD business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive IPAD solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, which could have an immediate and material adverse effect by placing eSoft behind its competitors. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The primary market being pursued by the Company consists of small-to-medium size businesses ("SMB") that wish to initiate, or expand, their connection and presence on the Internet. The Company believes that the SMB market is not only expanding exponentially into the Internet arena, but also requires a solution that is more cost effective and easier to install and maintain than systems typically available for the Fortune 1000 companies. The Company further believes that, for reasons of internal control and additional cost reduction, the SMB segment finds it beneficial to host their own hardware and software systems rather than rely upon a remote Internet service provider. For the higher end IPAD model 5000, a secondary target market includes Internet service providers, enterprise level operations and special applications. The Company believes that a significant portion of the expansion in Internet usage--now doubling every 100 days with an estimated 62,000,000 U.S. Internet users at the end of 1997--is from the SMB segment that comprises the largest portion of the installed local area networks, and increasingly recognizes the importance of the Internet to grow their business and improve productivity. Up until the introduction of the Company's IPAD products, the only alternatives for Internet connection and presence were either complete reliance on a remote Internet service provider, or the installation and support of a complex, expensive in-house system configuration. With the IPAD, system and advancements in the telecommunications and Internet technologies, businesses can now assume most of the responsibilities and functions which heretofore have been provided on their behalf by Internet service providers. Most importantly for the SMB market, the IPAD system is a complete, plug-and-play solution that can be installed and maintained by non-technical personnel and at a fraction of the cost of the typical large system solution. The IPAD functionality includes an integrated router, firewall, domain name server, worldwide web server, remote access server and e-mail server for both Intranet and Internet.

              The Company's primary distribution strategy is the classical two-tier distribution channel, but with a concentration on those distributors, VARs and resellers that focus on the network and telecommunications segments. During the second quarter the Company added four more distributors, two in the international market and two domestically. The Company added a regional distributor located in Texas, with a network of over 750 resellers that primarily sell to telecommunications companies. Most noteworthy however, is the agreement with COMSTOR Corporation, a major distributor that is part of the General Electric family of companies, and is one of the nation's fastest growing microcomputer distributors. COMSTOR has three large sales and distribution offices in the U.S. and a network of 7,000 resellers who are focused in the computer and network arenas. COMSTOR offers customer service, technical support and training to its resellers.

              Lead generation and pull-through support for the distribution channel is provided through a combination of classical marketing programs, such as seminars and public relations, establishing a channel development sales force and implementing an SMB marketing program into telecommunications companies. Significant additions to the eSoft sales team are planned for the third quarter and will include incremental sales managers and distribution sales reps, plus several channel development reps located in high-density cities throughout the U.S., Canada, Europe, South America. The distribution sales representatives will focus on the recruitment, management, support and productivity of the distributors. The channel development representatives will focus on assisting the VARs to develop market awareness in their respective geographic area. The SMB marketing program is now being introduced into many top telecommunications companies in the U.S. The expectation is to launch at least two of these programs in the third quarter with significant revenue contribution visible in the fourth quarter.

              In the second quarter the Company hired J. Rex Bell as VP of Marketing and James Love as VP of Sales. Rex Bell brings over eighteen years of direct telecommunications operations and marketing management experience. Jim Love has over thirteen years' involvement in building successful two-tier distribution businesses. In the third and fourth quarter, the Company plans to add two sales managers and eight to twelve channel distribution representatives. The success in achieving the revenue goals for the quarter is reliant heavily upon being able to locate and recruit the quantity and quality of sales talent as defined above.

              The Company completed the quarter ended June 30, 1998 with revenues of $1,121,000 or 311% growth over the comparable quarter in 1997. The average quarter-on-quarter growth rate over the last five (5) quarters has been 42%. To continue this steep-ramped growth rate, the Company will continue to be focused through 1998, on expanding the distribution channels with the addition of other large and regional distributors. The Company will significantly increase its sales and marketing expenditures to support the channel expansion and telecommunications marketing strategies.

              The Company, in the second quarter, implemented an export credit insurance policy to reduce the Company's exposure to foreign credit sales. This policy was implemented to expedite the sales cycle and reduce the costs of the typical foreign sales utilizing letters of credit, sight drafts or cash in advance. The policy permits the Company to utilize a large established organization to assess credit risk and establish credit limits. The policy calls for a 10% co-insurance with terms of 60 days. The Company does not insure all of its foreign sales. Specifically, Canadian sales which involve risks similar to domestic credit issues and/or which information can be garnered from sources similar to D & B Credit reporting agency, are not insured.

              Management believes its aggressive pursuit of its distribution channels will have both short-term and long-term effects on its operations. Cash flow from operations is anticipated to be utilized for the continued expansion of its sales and marketing efforts as well as support of its extended receivable terms to its new distributors. In addition to these near-term effects, the Company expects that these efforts will expand its installed base of IPADs and continue its growth path. However, with the aggressive market expansion, the Company anticipates consuming working capital to meet this continued growth curve for the near term. Additionally, the Company anticipates future losses as a result of expenses incurred in support of the overt expansion of the sales force to accomplish the proposed growth curve. The Company anticipates turning profitable in fourth quarter 1998.

              The Company, hopes to establish one or more strategic alliance relationships with synergistic companies such as computer or network product manufacturers, large system integration companies or telecommunications companies which will permit the IPAD products to be sold in conjunction with other products and telecommunications services. No such relationships have been established to date and there is no assurance that the negotiations of such a relationship will be successfully completed. If the Company establishes such relationships it may become heavily dependent upon such strategic alliance partners to maintain and expand its presence in the marketplace and the greater economic resources of the other parties to such relationships may force significant reductions in prices at which the Company can sell its products and thus adversely affect its margins and potential for profits.

              The Company, in the quarter, received through its contract manufacturer in Holland, "CE" approval for its IPAD product. The "CE" product approval is required for products to be marketed in the European Union.

     LIQUIDITY AND CAPITAL RESOURCES

              During the first quarter the Company completed a $390,000 private placement in February and March 1998 of 390,000 shares of the Company's common stock, all at a price of $1.00 per share to officers, directors, key employees and consultants of the Company. The Company accepted subscriptions for an additional 50,000 shares at a price of $1.00 which was collected in April 1998.

              In the first quarter the Company converted the non-interest bearing Note payable to related parties in the amount of $353,903 into 353,903 shares of the Company's common stock at a price of $1.00 per share.

              In March 1998, the Company completed its initial public offering of 1,550,000 shares of the Company's common stock at an offering price of $1.00 per share. Additionally, the Agent was issued 110,000 shares of the Company's common stock in the Canadian Offering along with warrants to purchase 250,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. The agent, subsequent to March 31, 1998, exercised its right to purchase 250,000 shares of common stock.

              Net proceeds from the first quarter issuance by the Company for the above listed offerings was approximately $1,401,000.

              On June 15, 1998, eSoft completed the private placement of 1,468,941 shares of its common stock at a price of $4.25 per share for a total offering of $6,243,000. The net cash proceeds to the Company from the private placement were approximately $5,467,000 after payment of expenses of the offering, estimated at $267,000, and payment of $507,825 (8.13% of the offering price) commissions to the Agent, sub-agents, and finders who will also be issued warrants to purchase 159,318 (10.85% of the offered shares) shares of the Company's common stock at a price of US $4.25 in the first year and US $4.90 in the second year.

              In April 1998, eSoft issued 250,000 shares of its common stock at a price of $1.00 per share for a total of $250,000, upon the exercise of agent warrants issued in conjunction with the Company's March 1998 Initial Public Offering to its Canadian agents.

              As a result of this transaction, the February and March private placement, and the Company's IPO in March 1998, the Company's cash position increased by $5,844,000 since December 31, 1997 and its working capital increased from $251,000 at December 31, 1997 to $6,794,000 at June 30, 1998. Management anticipates to continue to incur losses and to increase its accounts receivable as the current steep growth of sales is expected to continue to accelerate. Management believes that its current cash position and the anticipated receipts will be sufficient to meet its working capital needs for the foreseeable future.

     Cash Flow

              During the six months ended June 30, 1998, cash increased by $5,844,000. Adjustments to reconcile net loss resulted in an adjustment of the use of funds by $181,000 from depreciation, amortization of software costs, provision for loss on accounts receivables and issuance of compensatory options. Funds used in operating activities were ($1,423,000). Funds of $479,000 were provided from operating activities from an increase of $334,000 in accounts payable, $92,000 from an increase in accrued expenses, an increase in deferred revenue of $44,000 and a decrease of other assets of $10,000. Operating funds of $1,256,000 were used to finance the $1,025,000 increase in accounts receivable, $120,000 increases in inventories and $110,000 increase in prepaids. Investments were made in capital equipment of ($118,000), capitalized software development costs ($60,000), an increase in notes receivable of ($2,200) for a total use of funds for investment activities of ($180,000). Financing activities provided $7,447,000 of cash proceeds and conversion of debt. Cash in the amount of $1,787,000 was received during the period from the Company's IPO and private placements of 2,516,000 shares of the Company's common stock and $5,673,000 from the June private placement and collection of subscription receivable. Principal payments and debt conversion on the Company's indebtedness reduced debt obligations by $374,000. Deferred offering costs decrease by $281,000 from the completion of the Company's fund raising from financing activities, and where offset against the proceeds form the offering.

              The Company anticipates expending $350,000 for external capital expenditures. eSoft will continue to capitalize software development costs consistent with its strategy of the development of IPAD software for the marketplace.

           RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1998
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

              Quarterly revenues totaled $1,121,000 versus revenue of $273,000 for the comparable quarter in 1997. This represents an increase of $848,000 or 311% over the comparable quarter in 1997. The increase is associated with the continued expansion of the Company's sales effort of IPAD products both domestically and in the international market. The Company completed the rollout in the first quarter of 1997 of the IPAD 2500 and in the fourth quarter of 1997 the IPAD 1200. Contribution to the increase in sales include the addition of one large distributor and a regional distributor in the second quarter. This broadened product line, along with the expanded sales and marketing efforts both domestically and abroad, resulted in the Company posting significant sales growth. The Company experienced a growth rate of 42% per quarter since the release of the IPAD 1200 and 2500. For the quarter ending June 1998 the Company experienced sales growth of $387,000 or 53% revenue growth over the first quarter results.

              Gross profit margin in the current quarter was 62% of revenue ($696,000) compared to 57% ($156,000) for the three months ended June 30, 1997. It is anticipated that the margins will be maintained at this level through the remainder of the fiscal year with the present distribution strategy.

              Selling, General and Administrative Expenses (SG&A) increased $1,102,000 or 777% from $142,000 in 1997 to $1,244,000 for the quarter ending June 1998. Sales and marketing expenses increased $517,000 from $43,000 in 1997 to $560,000 in 1998. The significant increases in expenditures are attributed to the addition of sales and marketing personnel, consultants and outside services, travel expenses, commission and marketing programs required to accomplish the ramp of the Company's anticipated sales growth rates. These expenditures represent 56% of the total quarterly sales and marketing expenditures. General and administrative expense increased $444,000 or 906%, from $50,000 in the 1997 period compared to $492,000 for the current quarter. The increase in SG&A is attributed to the Company's overt plan to add sales, management and administrative personnel to support the anticipated rapid expansion of the Company's sales volume. The Company was reliant on only IPAD sales for the first time in 1997 with extensive expansion of its operations to capitalize on small-size to medium-size business participation in the Internet growth. The Company sales growth rate was 53% over the first quarter while expenditures in the SG & A areas increased 65% over the previous quarter.

              Amortized software development costs total $53,000 for the period.

              Interest expense decreased $5,900 in the three months ended June 30, 1998 from $10,400 in 1997 to $4,600 in 1998. This decrease in interest expense is attributed to the conversion of a significant portion of debt to equity in the first quarter of 1998.

              Net Losses from operations was $533,000 for the three months ended June 30, 1998, compared to $3,000 profit for the same period in 1997, an increase of $536,000 loss over the same period. The net losses are associated with the increased SG&A necessary to maintain a continued quarterly sales growth rate. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

            RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1998
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

              Revenues for six months of operations totaled $1,855,000 compared to revenues of $482,000 for the same period in 1997. This represents an increase of $1,373,000 or 285% over the comparable six month period in 1997. The increase is associated with the continued expansion of the Company's sales effort of IPAD product both domestically and in the international marketplace. The Company added three large domestic distributors and/or VARs and four international distributors and/or VAR's in the first six months of the year contributing 65% of the total sales for the year.

              Gross profit margin was 62% of revenue ($1,156,000) compared to 63% ($301,000) for the six months ended June 30, 1997. It is anticipated that the margins will be maintained at this level through the remainder of the fiscal year with the current two-tier distribution approach.

              Selling, General and Administrative Expenses (SG&A) increased $1,674,000 or 515% from $325,000 for the first six months in 1997 to $1,999,000 for the same six months in the 1998 period. Sales and marketing expenses increased $810,000 from $67,000 in 1997 to $877,000 in 1998. The increases in expenditures are attributed to the addition of sales and marketing personnel, consultants and outside services, travel expenses, commission and marketing programs required to meet the ramp of the Company's anticipated sales growth rates. The afore mentioned expenditures represented 60% of the total year to date expenditures for sales and marketing. General and administrative expense increased $620,000 from $179,000 in the 1997 period compared to total expenses of $799,000 year to date. The increase in SG&A is attributed to the Company's intentional plan to expand the sales volume of the Company's requiring the addition of personnel. The Company has maintained an average of 42% quarter-on-quarter sales growth rate over the last five quarters. To accomplish this sales ramp, the Company's SG & A increased an average of 70% quarter-on-quarter over the last five quarters.

              Amortized software development costs total $102,000 for the period.

              Interest expense decreased $11,500 in the six months ended June 30, 1998 from $16,700 in 1997 to $5,300 in 1998. This decrease in interest expense is attributed to the conversion of a significant portion of debt to equity in the first quarter of 1998. The Company additionally continues to pay down its term loan with the bank reducing interest expense.

              Net losses from operations totaled $828,000 for the three months ended June 30, 1998, compared to $3,000 profit for the same period in 1997, an increase of $536,000 loss over the same period. The net loss is associated with the increased SG&A necessary to ramp quarterly sales growth rate. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

     YEAR 2000 EFFECT

              The Company's TBBS product line has one deficiency associated with year 2000 for which a correction is scheduled for a revision release in October 1998. The IPAD product line has no known susceptibility to year 2000 issues. The cost of the revision to the TBBS product is not expected to be material. Other year 2000 items are not anticipated to be material.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

              The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards that may affect the Company's financial statements as follows:

              In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 has been adopted and there was no effect on the financial statements.

              Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standard.

              In October 1997, Statement of Position 97-2, Software Revenue Recognition (SOP 97-2) was issued. The SOP provides guidance on when revenue should be recognized and in what amounts licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years after December 15, 1997. In March 1998, SOP 98-4 was issued to defer for one year the application of certain provisions of SOP 97-2. Because of the recent issuance of these SOP's, management has been unable to fully evaluate the impact, if any, these SOP's may have on future financial statement disclosure.

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

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

              Not applicable

     Item 2.  Changes in Securities

              SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S.
                  On June 15, 1998, eSoft completed a private placement of
              Common Stock (as more fully described in Note 6 of the financials). A portion of the shares sold in the private placement were not registered under the Act in reliance upon Regulation S under the Securities Act of 1933, as follows:

                  On June 15, 1998, 692,000 shares (the "Reg S Shares") of
              Common Stock were sold for $2,941,000 to investors in Canada and Europe who were not U.S. Persons in reliance upon Regulation S. The total offering price of the Reg S Shares was $2,941,000. Commissions totaling $260,175 were paid to the Agent and a finder who assisted the Agent, and they will also be issued warrants to purchase 81,624 shares of eSoft Common Stock at a price of U.S. $4.25 in the first year and U.S. $4.90 in the second year.

              ISSUANCE OF EQUITY SECURITIES PURSUANT TO REGULATION S.
                  In April 1998, eSoft issued Common Stock for $250,000 pursuant to the exercise of agent warrants issued in the March 1998 Initial Public Offering. These shares were issued in reliance upon Regulation S under the Securities Act of 1933, as follows:

                  In April 1998, 250,000 shares of Common Stock were issued upon the exercise of agent warrants to two investors in Canada who were not U.S. Persons in reliance upon Regulation S.

     Item 3.  Defaults Upon Senior Securities

              Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders

              Not applicable

     Item 5.  Other Information

              Not applicable

     Item 6.  Exhibits and Reports on Form 8-K

              a)  Exhibits

                  27       Financial Data Schedule.

              b)  Reports on Form 8-K.
                  During the quarter covered by this report, the Company filed the following reports on Form 8-K.

                  Form 8-K dated June 19, 1998 reporting the completion of the Private Placement of 1,468,941 common shares of the Company's common stock. No financial statements were required.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             eSoft, Inc.
                                             (Registrant)



Date: July 23, 1998                          /s/ Regis Frank
     --------------------                    ----------------
                                             Regis A. Frank
                                             President, Chief Operating Officer


Date: July 23, 1998                          /s/ Thomas Tennessen
     --------------------                    ---------------------
                                             Thomas Tennessen
                                             Chief Financial Officer and
                                             Principal Financial and Accounting
                                             Officer

                                 EXHIBIT INDEX




Exhibit No.                       Description
-----------                       -----------

    27                       Financial Data Schedule