Form 10QSB/A
period 1998-06-30
ESOFT INC
filed 1998-09-03
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-QSB / A No. 1

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                     June 30, 1998
                ----------------------------------------------------------------

[    ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the transition period from                     to
                               -------------------------------------------------

Commission File Number                    00-23527
                       ---------------------------------------------------------


                                   eSoft, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      84-0938960
      ------------------------                      ------------------------
      (State of Incorporation)                      (IRS Employer ID Number)

     5335 Sterling Dr., Suite C                  Boulder,  CO           80301
----------------------------------------         -------------------------------
(Address of principle executive offices)         (city)  (state)      (zip code)

                                 (303) 444-1600
                -------------------------------------------------
                Registrant's telephone number including area code


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES            NO    X
                           ------        ------

Transitional Small Business Disclosure format (check one):

                       YES            NO    X
                           ------        ------

The number of shares outstanding of the Registrant's $0.01 par value common stock on July 20, 1998 was 6,658,002.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   ESOFT, INC.

                                 BALANCE SHEETS

                                                                            DECEMBER 31,          JUNE 30,
                                                                                1997                1998
                                                                          -------------         ------------
                                                                                                 (Unaudited)
                                                   ASSETS

CURRENT ASSETS
     Cash                                                                  $    102,837         $  5,946,399
     Receivables:
        Trade, net of allowance for doubtful accounts                           199,832            1,398,108
        Subscription Receivable                                                 200,000                    -
     Inventories                                                                 94,607              214,401
     Prepaid expense and other                                                   24,799              135,526
     Note Receivables                                                            20,000               21,377
     Deferred income taxes                                                       18,000               18,000
                                                                          -------------         ------------
                           Total current assets                                 660,075            7,733,811

PROPERTY AND EQUIPMENT, AT COST:
     Computer equipment                                                         119,544              173,110
     Furniture and equipment                                                    143,157              207,327
                                                                          -------------         ------------
                                                                                262,701              380,437
     Less accumulated depreciation                                             (147,881)            (175,861)
                                                                          -------------         ------------
         Net property and equipment                                             114,820              204,576

CAPITALIZED SOFTWARE COSTS, NET OF AMORTIZATION                                 651,470              609,378

OTHER ASSETS
     Deferred offering costs                                                    280,896                    -
     Other assets                                                                17,539                7,689
                                                                          -------------         ------------

TOTAL ASSETS                                                              $   1,724,800         $  8,555,454
                                                                          =============         ============

    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                                 BALANCE SHEETS



                                                                           DECEMBER 31,            JUNE 30,
                                                                              1997                   1998
                                                                          -------------         ------------
                                                                                                (UNAUDITED)
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note Payable - bank                                               $        75,757        $       57,423
     Accounts payable                                                          174,754               508,954
     Deferred revenue                                                           46,622                90,194
     Accrued expenses and other                                                 91,949               183,773
     Due to related party                                                            -               100,000
     Note Payable - related party - current                                     20,000                     -
                                                                       ---------------        --------------
         Total current liabilities                                             409,082               940,344

     Deferred tax liability - net                                              180,000               180,000
     Convertible notes payable - related parties                               355,903                     -
                                                                       ---------------        --------------
         Total liabilities                                                     944,985             1,120,344

STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share;
       authorized 50,000,000 shares; 2,433,158 and
       6,658,002 issued and outstanding December 31,
       1997 and June 30, 1998, respectively                                     24,332                66,581
       Additional paid-in capital                                            1,135,432             8,576,399
       Accumulated deficit                                                    (379,949)           (1,207,870)
                                                                       ---------------        --------------
         Total stockholders' equity                                            779,815             7,435,110

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                               $     1,724,800        $    8,555,454
                                                                       ===============        ==============





-------------------------------                  ------------------------------
PHILIP BECKER                                    REGIS A. FRANK


    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                                 JUNE 30,
                                                        1997               1998                 1997               1998
                                                    ------------       ------------        -------------       ------------
REVENUES:                                           $    272,981       $  1,121,008        $     482,263       $  1,854,940

COST OF GOODS SOLD:                                      117,513            424,796              180,890            698,540
                                                    ------------       ------------        -------------       ------------

GROSS PROFIT                                             155,468            696,212              301,373          1,156,400

EXPENSES
  Sales and marketing expense                             43,203            560,144               67,117            877,270
  General & administrative expense                        48,936            492,480              178,814            799,207
  Engineering expense                                     17,614            136,102               17,614            204,725
  Software amortization costs                             32,151             53,220               61,381            102,093
  Research and development                                     -              2,286                    -             15,658
                                                    ------------       ------------        -------------       ------------
                                                         141,904          1,244,232              324,926          1,998,953

OTHER INCOME (EXPENSE):
  Interest income                                             24             19,892                  668             19,896
  Interest expense                                       (10,413)            (4,551)             (16,718)            (5,263)
                                                    ------------       ------------        -------------       ------------
                                                         (10,389)            15,341              (16,050)            14,633

NET INCOME (LOSS)                                   $      3,175       $   (532,679)       $     (39,603)      $   (827,920)
                                                    ============       ============        =============       ============

BASIC AND DILUTED INCOME (LOSS)
      PER COMMON SHARE:                             $      (0.00)      $      (0.10)       $       (0.03)      $      (0.19)
                                                    ============       ============        =============       ============

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES
OUTSTANDING                                            1,263,158          5,374,930            1,263,158          4,249,592
                                                    ============       ============        =============       ============


    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                       COMMON STOCK              ADDITIONAL                           TOTAL
                                                                                   PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                                 SHARES          AMOUNT           CAPITAL          DEFICIT           EQUITY
                                               -----------     ----------     ---------------   ---------------  ---------------
BALANCE, December 31, 1997                       2,433,158       $24,332         $1,135,432       $  (379,949)       $  779,815

Issuance of warrants pursuant to
  private placement, January 1998                        -             -                438                 -               438
Issuance of stock pursuant to
  private placement net, of offering costs,
  February 1998                                    290,000         2,900            184,082                 -           186,982
Issuance of stock pursuant to option
  conversion                                        60,000           600             29,400                 -            30,000
Issuance of stock pursuant to stock
  grant                                             90,000           900               (900)                -                 -
Issuance of stock pursuant to IPO
  net of offering costs, March 1998              1,550,000        15,500            993,650                 -         1,009,150
Issuance of stock for IPO fee shares,
  March 1998                                       110,000         1,100             (1,100)                -                 -
Issuance of stock for note conversion,
  March 1998                                       355,903         3,560            352,343                 -           355,903
Issuance of stock pursuant to private
  placement, March 1998                             50,000           500             49,500                 -            50,000
Issuance of stock pursuant to exercise
  of agents' warrants, April 1998                  250,000         2,500            247,500                 -           250,000
Issuance of compensatory warrants,
  April 1998                                             -             -             69,600                 -            69,600
Issuance of stock pursuant to private
  placement, net of offering costs, June
  1998                                           1,468,941        14,689          5,516,454                 -         5,531,143
Net loss for the six months ended June
  30, 1998                                               -             -                  -          (827,921)         (827,921)
                                               -----------     ----------     -------------     -------------    --------------
BALANCE, June 30, 1998                           6,658,002        $66,581        $8,576,399       $(1,207,870)       $7,435,110
                                               ===========     ==========     =============     =============    ==============

    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             1997                 1998
                                                                                          ---------           -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss from operations                                                                $ (39,603)          $  (827,920)
  Adjustments to reconcile net cash provided by (used in) operating activities
      Depreciation & software amortization                                                   79,830               129,966
      Provision for losses on accounts receivables                                                -                27,930
      Issuance of compensatory options                                                            -                23,200

  Changes in operating assets and liabilities: (increase) decrease in:
      Accounts receivable - trade                                                           (13,429)           (1,225,276)
      Inventories                                                                            11,346              (119,794)
      Other assets                                                                                -                 9,850
      Prepaid expenses                                                                            -              (110,728)

  Increase (decrease) in:
      Accounts payable                                                                       20,695               334,200
      Accrued expenses                                                                        1,078                91,824
      Deferred revenue                                                                      (28,042)               43,572
                                                                                          ---------           -----------
Net cash provided by (used in) operating activities                                          31,875            (1,623,176)

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                                    (440)             (117,736)
      Capitalized software costs                                                           (131,196)              (60,000)
      Notes receivable - related parties                                                          -                (2,200)
                                                                                          ---------           -----------
Net cash used in investing activities                                                      (131,636)             (179,936)

CASH FLOW FROM FINANCING ACTIVITIES
      Principal (payments) on borrowings                                                    (11,845)              (18,334)
      Proceeds from subscription receivable                                                       -               200,000
      Due to related party                                                                        -               100,000
      Proceeds (payment) from related party borrowings                                       20,000               (20,000)
      Proceeds (payment) from issuance of promissory notes                                  100,000                     -
      Net proceeds sale of stock, conversion of note and warrants                                 -             7,385,008
                                                                                          ---------           -----------
  Net cash provided by financing activities                                                 108,155             7,646,674

INCREASE (DECREASE) IN CASH                                                                   8,394             5,843,562

CASH: BEGINNING OF PERIOD                                                                    20,750               102,837
                                                                                          ---------           -----------

CASH: END OF PERIOD                                                                       $  29,144           $ 5,946,399
                                                                                          =========           ===========

    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.   TRADE RECEIVABLES

     The following information summarizes trade receivables:


                                                                DECEMBER 31,           JUNE 30,
                                                                    1997                 1998
                                                                ------------          ----------
Accounts Receivable                                                 247,832            1,473,108
     Less allowance for doubtful accounts                           (48,000)             (75,000)
                                                                -----------           ----------
                                                                  $ 199,832           $1,398,108
                                                                ===========           ==========


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

     The Company has three distributors which each comprise 10% or more of the sales through the six months ending June 30, 1998. The three distributors represent 15%, 14% and 11% of the sales revenue.

     The Company with regard to its foreign sales does not take the risk of foreign currency fluctuation. All sales are designated as payment in US denominated funds at the time of sale.

                                   ESOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.   NOTES PAYABLES:

                                                                          DECEMBER 31,          JUNE 30,
                                                                              1997                1998
                                                                          ------------         ----------
Notes Payables:
On January 3, 1997, the Company borrowed $100,000
from a bank, bearing interest at 12% per annum and
was payable with monthly installments of $3,325 with
the balance due on April 3, 1998. On April 5, 1998,
the loan was extended to October 5, 1998 with
monthly installment payments of $3,325 and a final
payment of $51,924 due October 5, 1998. The loan is
collateralized by all assets of the Company.                                $  75,757          $   57,423
                                                                            =========          ==========
Related Party:
Two notes payable on demand to an officer, director
and stockholder of the Company, interest payable
monthly at 7% per annum, the note was paid in full in
May 1998.                                                                   $  20,000          $        -
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

     Options and warrants to purchase 1,557,418 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending June 30, 1998.

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

                                   ESOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

6.   PRIVATE PLACEMENT

     On June 15, 1998, eSoft completed the private placement of 1,468,941 shares of its common stock at a price of $4.25 per share for a total offering of $6,243,000. The offering was placed through C.M. Oliver & Company Ltd. of Vancouver, B.C. (the "Agent"), which acted as agent in the offering, with the participation of other sub-agents and finders. The net cash proceeds to the Company from the private placement were approximately $5,531,000 after payment of expenses of the offering, estimated at $204,175, and payment of $507,825 (8.13% of the offering price) commissions to the Agent, sub-agents, and finders who will also be issued warrants to purchase 159,318 (10.85% of the offered shares) of eSoft's common stock at a price of US $4.25 in the first year and US $4.90 in the second year. Shares were sold in the offering to investors in Canada and Europe in reliance upon the exemption from registration of the shares under Regulation S under the Securities Act of 1933 (the "Act") (see Part II item 2, below), and to accredited investors in the United States in reliance upon Regulation D (Rule 505) under the Act. The shares issued in the private placement are eligible for the shortened hold period of four months in British Columbia pursuant to the requirements of BOR #97112 of the B.C. Securities Commission. eSoft has agreed to register the shares as soon as practicable under the U.S. Securities Act of 1933 for public sale in the United States.

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

          Management believes its aggressive pursuit of its distribution channels will have both short-term and long-term effects on its operations. Cash flow from operations is anticipated to be utilized for the continued expansion of its sales and marketing efforts as well as support of its extended receivable terms to its new distributors. In addition to these near-term effects, the Company expects that these efforts will expand its installed base of IPADs and continue its growth path. However, with the aggressive market expansion, the Company anticipates consuming working capital to meet this continued growth curve for the near term. Additionally, the Company anticipates future losses as a result of expenses incurred in support of the overt expansion of the sales force to accomplish the proposed growth curve. The Company anticipates turning profitable in the fourth quarter 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

          During the first quarter the Company completed a $340,000 private placement in February and March 1998 of 340,000 shares of the Company's common stock, all at a price of $1.00 per share to officers, directors, key employees and consultants of the Company. The Company accepted subscriptions for an additional 50,000 shares, included in above, at a price of $1.00 which was collected in April 1998.

          In the first quarter the Company converted the non-interest bearing Note payable to related parties in the amount of $355,903 into 355,903 shares of the Company's common stock at a price of $1.00 per share.

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

          On June 15, 1998, eSoft completed the private placement of 1,468,941 shares of its common stock at a price of $4.25 per share for a total offering of $6,243,000. The net cash proceeds to the Company from the private placement were approximately $5,531,000 after payment of expenses of the offering, estimated at $204,175, and payment of $507,825 (8.13% of the offering price) commissions to the Agent, sub-agents, and finders who will also be issued warrants to purchase 159,318 (10.85% of the offered shares) shares of the Company's common stock at a price of US $4.25 in the first year and US $4.90 in the second year.

          In April 1998, eSoft issued 250,000 shares of its common stock at a price of $1.00 per share for a total of $250,000, upon the exercise of agent warrants issued in conjunction with the Company's March 1998 Initial Public Offering to its Canadian agents.

          As a result of this transaction, the February and March private placement, and the Company's IPO in March 1998, the Company's cash position increased by $5,844,000 since December 31, 1997 and its working capital increased from $251,000 at December 31, 1997 to $6,794,000 at June 30, 1998. Management expects the Company to continue to incur losses and to increase its accounts receivable as the current steep growth of sales is expected to continue to accelerate. Management believes that its current cash position and the anticipated receipts will be sufficient to meet its working capital needs for the current fiscal year.

Cash Flow

          During the six months ended June 30, 1998, cash increased by $5,844,000. Adjustments to reconcile net loss resulted in an adjustment of the use of funds by $181,000 from depreciation, amortization of software costs, provision for loss on accounts receivables and issuance of compensatory options. Funds used in operating activities were ($1,623,000). Funds of $479,000 were provided from operating activities from an increase of $334,000 in accounts payable, $92,000 from an increase in accrued expenses, an increase in deferred revenue of $44,000 and a decrease of other assets of $10,000. Operating funds of $1,456,000 were used to finance the $1,225,000 increase in accounts receivable, $120,000 increases in inventories and $111,000 increase in prepaids. Investments were made in capital equipment of ($118,000), capitalized software development costs ($60,000), an increase in notes receivable of ($2,200) for a total use of funds for investment activities of ($180,000). Financing activities provided $7,647,000 of cash proceeds and conversion of debt. Net cash in the amount of $1,527,000 was received during the period from the Company's IPO, warrant and option conversions, and private placements of 2,310,000 shares of the Company's common stock and $5,531,000 from the June private placement. $200,000 from the collection of subscription receivable and $100,000 from a stock subscription agreement accepted but restricted as explained in related party transaction Note 5. Principal payments and debt repayments of ($38,000) and debt conversion of ($356,000) on the Company's indebtedness reduced debt obligations by ($394,000). Deferred offering costs from the completion of the Company's fund raising from financing activities and compensatory warrant compensation totaling $327,000 in non cash items.

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

          Selling, General and Administrative, Engineering and R & D Expenses (SG&A) increased $1,102,000 or 777% from $142,000 in 1997 to $1,244,000 for the quarter ending June 1998. Sales and marketing expenses increased $517,000 from $43,000 in 1997 to $560,000 in 1998. The significant increases in expenditures are attributed to the addition of sales and marketing personnel, consultants and outside services, travel expenses, commission and marketing programs required to accomplish the ramp of the Company's anticipated sales growth rates. These expenditures represent 56% of the total quarterly sales and marketing expenditures. General and administrative expense increased $444,000 or 906%, from $49,000 in the 1997 period compared to $493,000 for the current quarter. The increase in SG&A is attributed to the Company's overt plan to add sales, management and administrative personnel to support the anticipated rapid expansion of the Company's sales volume. The Company was reliant on only IPAD sales for the first time in 1997 with extensive expansion of its operations to capitalize on small-to-medium size business participation in the Internet growth. Engineering expenses increased to $118,000 for the three months ending June 1998 with the majority of work being performed on system sales support training and engineering upgrades and updates to the system. The Company sales growth rate was 53% over the first quarter while expenditures in the SG & A areas increased 65% over the previous quarter.

          Amortized software development costs total $53,000 for the period.

          Interest expense decreased $5,900 in the three months ended June 30, 1998 from $10,400 in 1997 to $4,600 in 1998. This decrease in interest expense is attributed to the conversion of a significant portion of debt to equity in the first quarter of 1998.

          Net Losses from operations was ($533,000) for the three months ended June 30, 1998, compared to $3,000 profit for the same period in 1997, an increase in the loss of ($536,000) over the same period. The net losses are associated with the increased SG&A necessary to maintain a continued quarterly sales growth rate. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

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

          Selling, General and Administrative, Engineering and R & D Expenses (SG&A) increased $1,674,000 or 515% from $325,000 for the first six months in 1997 to $1,999,000 for the same six months in the 1998 period. Sales and marketing expenses increased $810,000 from $67,000 in 1997 to $877,000 in 1998. The increases in expenditures are attributed to the addition of sales and marketing personnel, consultants and outside services, travel expenses, commission and marketing programs required to meet the ramp of the Company's anticipated sales growth rates. The afore mentioned expenditures represented 60% of the total year to date expenditures for sales and marketing. General and administrative expense increased $620,000 from $179,000 in the 1997 period compared to total expenses of $799,000 year to date. The increase in SG&A is attributed to the Company's intentional plan to expand the sales volume of the Company requiring the addition of personnel in all departments. Engineering expenses increased to $205,000 for the six months ending June 1998 with the majority of work being performed on system sales support training and engineering upgrades and updates to the system. The Company has maintained an average of 42% quarter-on-quarter sales growth rate over the last five quarters. To accomplish this sales ramp, the Company's SG & A increased an average of 70% quarter-on-quarter over the last five quarters.

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

          Net losses from operations totaled ($828,000) for the three months ended June 30, 1998, compared to ($40,000) loss for the same period in 1997, an increase in the loss of ($788,000) loss over the same period. The net loss is associated with the increased SG&A necessary to ramp quarterly sales growth rates. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards that may affect the Company's financial statements as follows:

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 has been adopted and there was no affect on the financial statements.

          Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

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

              Not applicable

     Item 5.  Other Information

              Not applicable

     Item 6.  Exhibits and Reports on Form 8-K

              a)  Exhibits

                  27       Financial Data Schedule. (Previously filed)

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

                                 eSoft, Inc.
                                 (Registrant)



Date: September 3, 1998          /s/ Regis Frank
      -----------------          --------------------------------------
                                 Regis A. Frank
                                 President, Chief Operating Officer


Date: September 3  1998          /s/ Thomas Tennessen
      -----------------          --------------------------------------
                                 Thomas Tennessen
                                 Chief Financial Officer and Principal Financial
                                 and Accounting Officer