Form 10QSB
period 1998-09-30
ESOFT INC
filed 1998-10-28
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For Period Ended               September 30, 1998
                ---------------------------------------------------------------

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------------------

Commission File Number              00-23527
                      ---------------------------------------------------------

                                   eSoft, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      84-0938960
        ------------------------                       ------------------------
        (State of Incorporation)                       (IRS Employer ID Number)

       5335 Sterling Dr., Suite C                    Boulder,  CO       80301
-----------------------------------------            --------------------------
(Address of principle executive offices)             (city)  (state) (zip code)

                                 (303) 444-1600
                -------------------------------------------------
                Registrant's telephone number including area code


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the Registrant's $0.01 par value common stock on October 28, 1998 was 6,746,002.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   ESOFT, INC.

                                 BALANCE SHEETS


                                                        DECEMBER 31,  SEPTEMBER 30,
                                                           1997           1998
                                                        ------------  -------------
                                                                       (Unaudited)
                                    ASSETS

CURRENT ASSETS
     Cash                                               $   102,837    $ 4,789,665
     Receivables:
        Trade, net of allowance for doubtful accounts       199,832      2,285,031
        Subscription receivable                             200,000           --
     Inventories                                             94,607        491,193
     Prepaid expense and other                               24,799        348,253
     Note receivables                                        20,000         17,571
     Deferred income taxes                                   18,000         18,000
                                                        -----------    -----------
                           Total current assets             660,075      7,949,713

PROPERTY AND EQUIPMENT, AT COST
     Computer equipment                                     119,544        195,658
     Furniture and equipment                                143,157        220,138
                                                        -----------    -----------
                                                            262,701        415,796
     Accumulated depreciation                              (147,881)      (188,921)
                                                        -----------    -----------
         Net property and equipment                         114,820        226,875

CAPITALIZED SOFTWARE COSTS, NET OF ACCUMULATE
     AMORTIZATION                                           651,470        556,158

OTHER ASSETS
     Deferred offering costs                                280,896           --
     Other assets                                            17,539          9,724
                                                        -----------    -----------

TOTAL ASSETS                                            $ 1,724,800    $ 8,742,470
                                                        ===========    ===========











    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                                 BALANCE SHEETS


                                                        DECEMBER 31,  SEPTEMBER 30,
                                                            1997          1998
                                                        ------------  -------------
                                                                       (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note Payable - bank                                $    75,757    $    51,924
     Accounts payable                                       174,754        708,822
     Deferred revenue                                        46,622        181,136
     Accrued expenses and other                              91,949        505,214
     Due to related party                                      --          100,000
     Note payable - related party - current                  20,000           --
                                                        -----------    -----------
         Total current liabilities                          409,082      1,547,096

     Deferred tax liability - net                           180,000        180,000
     Convertible notes payable - related parties            355,903           --
                                                        -----------    -----------
         Total liabilities                                  944,985      1,727,096

STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share;
      authorized 50,000,000 shares; 2,433,158 and
      6,728,002 issued and outstanding December 31,
      1997 and September 30, 1998, respectively             24,332         67,281
       Additional paid-in capital                         1,135,432      8,807,490
       Accumulated deficit                                 (379,949)    (1,859,397)
                                                        -----------    -----------
         Total stockholders' equity                         779,815      7,015,374

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                $ 1,724,800    $ 8,742,470
                                                        ===========    ===========





    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                        1997            1998           1997          1998
                                     -----------    -----------    -----------    -----------
REVENUES                             $   305,532    $ 1,480,199    $   787,794    $ 3,335,139

COST OF GOODS SOLD                        59,193        530,889        240,083      1,229,429
                                     -----------    -----------    -----------    -----------

GROSS PROFIT                             246,339        949,310        547,711      2,105,710

EXPENSES
  Sales and marketing expense             50,858        710,702        117,975      1,587,972
  General & administrative expense        56,535        765,554        235,349      1,564,761
  Engineering expense                      8,239        168,435         25,853        373,160
  Software amortization cost              30,690         53,220         92,070        155,313
  Research and development                  --           (2,750)          --           12,908
                                     -----------    -----------    -----------    -----------
                                         146,322      1,695,161        471,247      3,694,114

OTHER INCOME (EXPENSE)
  Interest income                          1,247         95,199          1,915        115,095
  Interest expense                        (7,204)          (876)       (23,922)        (6,139)
                                     -----------    -----------    -----------    -----------
                                          (5,957)        94,323        (22,007)       108,956

NET INCOME (LOSS)                    $    94,060    $  (651,528)   $    54,457    $(1,479,448)
                                     ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE
     Basic                           $      0.06    $     (0.10)   $      0.04    $     (0.29)
     Diluted                         $      0.05    $     (0.10)   $      0.03    $     (0.29)

Basic weighted average shares
      outstanding                      1,512,573      6,679,415      1,347,570      5,061,780
                                     ===========    ===========    ===========    ===========
Diluted weighted average shares
     outstanding                       1,868,476      6,679,415      1,703,473      5,061,780
                                     ===========    ===========    ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                      COMMON STOCK           ADDITIONAL                     TOTAL
                                                                              PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                                  SHARES        AMOUNT        CAPITAL        DEFICIT        EQUITY
                                                ---------------------------------------------------------------------
BALANCE, December 31, 1997                        2,433,158   $    24,332   $ 1,135,432    ($  379,949)   $   779,815

Issuance of warrants pursuant to                       --            --             438           --              438
  private placement, January 1998
Issuance of stock pursuant to
  private placement net, of offering costs,
  February 1998                                     290,000         2,900       184,082           --          186,982
Issuance of stock pursuant to option
  conversion February 1998                           60,000           600        29,400           --           30,000
Issuance of stock pursuant to stock
  grant February 1998                                90,000           900          (900)          --             --
Issuance of stock pursuant to IPO
  net of offering costs, March 1998               1,550,000        15,500       993,650           --        1,009,150
Issuance of stock for IPO fee shares,
  March 1998                                        110,000         1,100        (1,100)          --             --
Issuance of stock for note conversion,
  March 1998                                        355,903         3,560       352,343           --          355,903
Issuance of stock pursuant to private
  placement, March 1998                              50,000           500        49,500           --           50,000
Issuance of stock pursuant to exercise
  of agents' warrants, April 1998                   250,000         2,500       247,500           --          250,000
Issuance of compensatory options,
  April 1998                                           --            --          69,600           --           69,600
Issuance of stock pursuant to private
  placement, net of offering costs, June 1998     1,468,941        14,689     5,459,704           --        5,474,393
Issuance of stock pursuant to stock
  options and warrant exercised July -
  September 1998                                     70,000           700        69,300         70,000
Issuance of warrants for services,
    July - September 1998                           218,541       218,541
Net loss for the nine months ended September
30, 1998                                               --            --            --       (1,479,448)    (1,479,448)
                                                -----------   -----------   -----------    -----------    -----------
BALANCE, September 30, 1998                       6,728,002   $    67,281   $ 8,807,490    ($1,859,397)   $ 7,015,374
                                                ===========   ===========   ===========    ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,

                                                                                     1997           1998
                                                                                  -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (loss) from operations                                               $    54,457    $(1,479,448)
  Adjustments to reconcile net cash provided by (used in) operating activities:
      Depreciation & software amortization                                            113,283        196,246
      Provision for losses on accounts receivables                                       --          177,930
      Provision for inventory obsolescence                                               --           18,000
      Amortization of warrants                                                           --           52,521
      Issuance of compensatory options                                                   --           46,400

  Changes in operating assets and liabilities: (increase) decrease in:
      Accounts receivable - trade                                                     (36,455)    (2,262,199)
      Inventories                                                                     (17,314)      (414,586)
      Other assets                                                                       --            7,815
      Prepaid expenses                                                               (125,034)      (134,434)

  Increase (decrease) in:
      Accounts payable                                                                 46,584        534,068
      Accrued expenses                                                                  1,532        413,265
      Deposits                                                                         42,788           --
      Deferred revenue                                                                (44,734)       134,514
                                                                                  -----------    -----------
Net cash provided by (used in) operating activities                                    35,107     (2,709,908)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of equipment                                                            (3,277)      (153,095)
      Capitalized software costs                                                     (196,878)       (60,000)
      Notes receivable - related parties                                                 --            1,806
                                                                                  -----------    -----------
Net cash used in investing activities                                                (200,155)      (211,289)

CASH FLOW FROM FINANCING ACTIVITIES
      Principal (payments) on borrowings                                              (19,174)       (23,833)
      Proceeds from subscription receivable                                           116,000        200,000
      Due to related party                                                               --          100,000
      Deferred offering costs                                                         (45,484)          --
      Proceeds (payment) from related party borrowings                                 20,000        (20,000)
      Proceeds from issuance of promissory notes                                      100,000           --
      Net proceeds sale of stock, warrants and options                                347,354      7,351,858
                                                                                  -----------    -----------
  Net cash provided by financing activities                                           518,696      7,608,025

INCREASE (DECREASE) IN CASH                                                           353,648      4,686,828

CASH: BEGINNING OF PERIOD                                                              20,750        102,837
                                                                                  -----------    -----------

CASH: END OF PERIOD                                                               $   374,398    $ 4,789,665
                                                                                  ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                                   ESOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

     1.  INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations and statement of cash flows for the periods presented. The results of operations for the nine month periods ending September 30, 1998 and 1997 are not necessarily indicative of results to be expected for the full year.

     2.  TRADE RECEIVABLES

         The following information summarizes trade receivables:

                                                             DECEMBER 31,          SEPTEMBER 30,
                                                                 1997                  1998
                                                               --------             ----------
  Accounts Receivable                                           247,832              2,510,031
    Less allowance for doubtful accounts                        (48,000)              (225,000)
                                                               --------             ----------
                                                               $199,832             $2,360,031
                                                               ========             ==========


         The Company has ten distributors and/or telecommunication companies (telecos) which accounted for 57% of the Company's sales through the nine months ending September 30, 1998 and 87% of the third quarter sales. Sales for the third quarter were composed of 62% for international destinations and 38% for the domestic market. Sales composition through nine months ending September 1998 include 50% for international destinations and 50% for the domestic market. The ten distributors that make up the majority of the Company's nine months sales represent 49% of the total accounts receivable, with one customer representing 28% of our total accounts receivable on September 30, 1998.

         The Company has three distributors and/or telcos which each comprise 10% or more of the sales through the nine months ending June 30, 1998. The three distributors and/or telcos represent 21%, 15% and 14% respectively of the nine months sales revenue.

         The Company, with regard to its foreign sales, does not take the risk of foreign currency fluctuation. All sales are designated as payment in U.S. denominated funds at the time of sale.

                                   ESOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

     3.  NOTES PAYABLES:

                                                                                        DECEMBER 31,          SEPTEMBER 30,
                                                                                            1997                  1998
                                                                                         ----------           -----------
Notes Payables

On January 3, 1997, the Company borrowed $100,000 from a bank, bearing interest at 12% per annum and was payable with monthly installments of $3,325 with the balance due on April 3, 1998. On April 5, 1998, the loan was extended to October
5, 1998 with monthly installment payments of $3,325 and a final payment of
$51,924 due October 5, 1998. The loan is collateralized by all assets of the
Company. Subsequent to September
98 the loan was paid in full.                                                            $   75,757           $    51,924
                                                                                         ==========           ===========
Related Party:

Two notes payable on demand to an officer, director and stockholder of the
Company, interest payable monthly at 7% per annum, the note was paid in full in
May 1998.                                                                                $   20,000           $       -
                                                                                         ==========           ===========


     4.  NET INCOME (LOSS) PER SHARE

         Basic earnings (loss) per share is calculated by dividing the net income(loss) by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

                                                    FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                     1997                1998              1997               1998
                                                   ---------          ---------         ---------          ---------
Basic weighted average common shares
     outstanding                                   1,512,573          6,679,415         1,347,570          5,061,780
     Convertible debt                                355,903          -                   355,903          -
                                                   ---------          ---------         ---------          ---------
Diluted weighted average common shares and
     assumed conversions outstanding               1,868,476          6,679,415         1,703,473          5,061,780
                                                   =========          =========         =========          =========

         Options and warrants to purchase 1,596,418 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending September 30, 1998. Options and warrants to purchase 674,600 shares of common stock of which 60,000 shares were exercisable were not included in the computation of diluted earnings per share based the treasury method calculations for the period ending September 30,1997.

                                   ESOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

     5.  DUE TO  - RELATED PARTY

         The Company accepted subscription agreements for the private placement of 150,000 shares of the Company's common stock at $1.00 per share in March 1998. From the total private placement Philip Becker, the CEO & CTO of the Company, subscribed to purchase 100,000 shares of the Company's common stock. All private placement require the Company to seek the approval of the Vancouver Stock Exchange which may or may not permit such transactions. Due to the ownership level of the shareholder increasing to 20% of the outstanding shares in March 1998 the issuance of the common stock was subsequently restricted by the Vancouver Stock Exchange in May 1998. The Vancouver Stock Exchange authorized the Company to issue the shares, subject to shareholder approval of the private placement to Philip Becker. If shareholder approval is not received, the funds are required to be remitted to the subscriber immediately. The Company has scheduled a shareholders' meeting, December 4, 1998, to seek approval for the above referenced transaction.

     6.  REVENUE RECOGNITION

         The Company recognizes revenue at the time products are shipped to its customers. Provision is made currently for estimated product returns which may occur under programs the Company has with its customers. Revenue from support and update service agreements is deferred at the time the agreement is executed and recognized ratably over the contractual period. The Company recognizes revenues from customer training and consulting services when such services are provided. All costs associated with licensing of software products, support and update services and training and consulting services are expensed as incurred.

     7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations page 16 for recently issued accounting standards.

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

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The primary market being pursued by the Company consists of small-to-medium size businesses (SMB) that wish to initiate or expand their connection and presence on the Internet. The Company believes that the SMB market is not only expanding exponentially into the Internet arena, but also requires a solution that is more cost effective and easier to install and maintain than systems typically available for the Fortune 1000 companies. The Company further believes that, for reasons of internal control and additional cost reduction, the SMB segment finds it beneficial to host their own hardware and software systems rather than rely upon a remote Internet service provider. For the higher end IPAD model 5000, a secondary target market includes Internet service providers, enterprise level operations and special applications. The Company believes that a significant portion of the expansion of Internet usage--now doubling every 100 days with an estimated 62,000,000 U.S. Internet users at the end of 1997--is from the SMB segment that comprises the largest portion of the installed local area networks and increasingly recognizes the importance of the Internet to grow their business and improve productivity. Up until the introduction of the Company's IPAD products, the only alternatives for Internet connection and presence were either complete reliance on a remote Internet service provider, or the installation and support of a complex, expensive in-house system configuration. With the IPAD system and advancements in the telecommunications and Internet technologies, businesses can now assume most of the responsibilities and functions which heretofore have been provided on their behalf by Internet service providers. Most importantly for the SMB market, the IPAD system is a complete, plug-and-play solution that can be installed and maintained by non-technical personnel and at a fraction of the cost of the typical large system solution. The IPAD functionality includes an integrated router, firewall, domain name server, worldwide web server, remote access server and e-mail server for the Intranet and Internet. The Company's primary distribution strategy is the classical two-tier distribution channel, but with a concentration on those distributors, VARs and resellers that focus on the network and telecommunications segments.

              During the third quarter, the Company anticipated signing agreements with three additional distributors. Subsequently to September 30th the Company signed a distribution agreement with CHS Electronics. Domestically, the Company fell short of its goal and only signed one regional distributor, SED International and anticipates signing a third distributor in the fourth quarter. SED, located in Tucker, Georgia, with sales revenues of $646 million in distribution of microcomputer products, has eight sales and warehouse offices located across the US. SED International has a total database of 50,000 customers with approximately 15,000 active customers with approximately 40% - 50% of the customers in the networking arena. A U.S.-based distributor and network product developer named eNetCo, was engaged in September with IPAD distribution rights in Japan. eNetCo personnel have introduced the IPAD into some Japanese distribution opportunities and the Company expects continued progress in the fourth quarter. While the Company is encouraged by initial IPAD evaluations by a European cable company, management was disappointed in its overall efforts to expand its European sales through its original distributor, Telindus SA. As a result, the Company is exploring other avenues for distribution and refocusing its efforts on telecommunication and cable companies in the European market.

              In August, the Company consummated a contract with Telecom Soluciones, one of two Argentinian telephone companies. Telecom Soluciones received exclusive rights to market the IPAD 1200 and 2500 products in Argentina for a limited period subject to volume requirements. The agreement included an initial IPAD system delivery in excess of $500,000. Additionally, progress was made with potential for fourth quarter sales to other telecommunications companies in Peru and Chile. The Company expects to continue the discussions in these countries through the fourth quarter, as well as restart activities in Brazil and Mexico.

              The Company completed negotiations, in the third quarter of its eStar alliance program, with the respective parties, anticipating early fourth quarter completion of contracts. The program combines the strengths of a national leasing company, a national systems integrator and Internet access providers to enable telecommunication companies to deliver a complete Internet package to their SMB market.

              The Company continues to add Channel Development Representatives
         (CDRs) and in the third quarter hired, trained and deployed CDRs in Washington DC area, Chicago, Denver, Dallas, and San Antonio, and is in discussions with a company with manufacturer's representatives in the large Canadian cities. The purpose of the CDRs and manufacturer's reps is to assist our distributors with lead generation and market pull-through of our products in channel to VARs and system integrators. In its third quarter, the Company added a total of seven distribution sales personnel plus a sales representative in the eStar telecommunications program. In the fourth quarter, the Company will make a concerted and aggressive effort, through the use of its distributor databases and CDRs to grow market awareness of eSoft and its family of IPAD products. The Company will conduct a minimum of ten seminars with the assistance of its distributors to introduce eSoft products to VARs and end users and to educate the market about the all-in-one appliance alternatives for the SMB. The Company anticipates adding an additional sales representative for the eStar program and seven more CDRs in the fourth quarter.

              In the third quarter, the Company recruited Frankie Benning as director of channel sales with responsibilities for all distribution in the United States and Canada. Ms. Benning comes to eSoft from Netscape Communications Corp. where she was distribution sales manager. Ms. Benning has 10 years experience building channel development programs for companies such as Intel and Hewlett Packard.

              The Company completed the quarter ended September 30, 1998 with revenues of $1,480,000 or 384% growth over the comparable quarter in 1997. The average quarter-on-quarter growth rate over the last six (6) quarters has been 40%. The Company has year-to-date sold into the channel in excess of 1,000 units.

         To continue this steep growth ramp, the Company must continue through 1998 to expand the distribution channels with the addition of other large and regional distributors. In order for the Company to maintain the continued growth the distributor channel must deliver sell through and the all-in-one appliance must continue to be accepted as an alternative to current technology for connection to the Internet. The Company will significantly increase its sales and marketing expenditures to support the channel expansion and telecommunications marketing strategies. Sales efforts in the fourth quarter will focus on developing increased market pull-through of product in the channel. The Company will also continue to explore and develop the international marketplace. The Company will explore product line unbundling and expansion with commensurate increases in engineering staff, as well as expanding its customer support organization. With the increase in headquarters staff, the Company will begin to plan a relocation to a larger facility in early 1999.

              Management believes its aggressive pursuit of distribution channels will have both short-term and long-term effects on its operations. Cash flow from operations is anticipated to be utilized for the continued expansion of its sales and marketing efforts, as well as supporting its extended receivable terms to new distributors. Some personnel additions are also anticipated in the technical support and engineering departments. In addition to these near-term effects, the Company expects that these efforts will expand its installed base of IPADs and continue its growth path. However, with the aggressive market expansion, the Company anticipates consuming working capital to meet this continued growth curve for the near term. Additionally, the Company anticipates future losses as a result of expenses incurred in support of the aggressive expansion of the sales force to accomplish the proposed growth curve. The Company anticipates turning profitable in 1999.

              The Company hopes to establish one or more strategic alliance relationships with synergistic companies such as computer or network product manufacturers, large system integration companies or telecommunications companies which will permit the IPAD products to be sold in conjunction with other products and telecommunications services. No such relationships have been established to date and there is no assurance that the negotiation of such a relationship will be successfully completed. If the Company establishes such relationships it may become heavily dependent upon such strategic alliance partners to maintain and expand its presence in the marketplace and the greater economic resources of the other parties to such relationships may force significant reductions in prices at which the Company can sell its products and thus adversely affect its margins and potential for profits.

     LIQUIDITY AND CAPITAL RESOURCES

              During the first quarter, the Company completed a $340,000 private placement in February and March 1998 of 340,000 shares of the Company's common stock, at a price of $1.00 per share to officers, directors, key employees and consultants of the Company including a subscription for 50,000 shares, included in above at a price of $1.00 which was collected in April 1998.

              In the first quarter the Company converted the non-interest bearing note payable to related parties in the amount of $355,903 into 355,903 shares of the Company's common stock at a price of $1.00 per share.

              In March 1998, the Company completed its initial public offering in Canada of 1,550,000 shares of the Company's common stock at an offering price of $1.00 per share. Additionally, the Agent was issued 110,000 shares of the Company's common stock in the Canadian Offering along with warrants to purchase 250,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. The Agent, subsequent to March 31, 1998, exercised its right to purchase

         250,000 shares of common stock. The net cash proceeds to the Company from the IPO was approximately $906,000 after payment of expenses of approximately $644,000.

              In April 1998, eSoft issued 250,000 shares of its common stock at a price of $1.00 per share for a total of $250,000, upon the exercise of agent warrants issued in conjunction with the Company's March 1998 Initial Public Offering to its Canadian Agents.

              On June 15, 1998, eSoft completed the private placement of 1,468,941 shares of its common stock at a price of $4.25 per share for a total offering of $6,243,000. The net cash proceeds to the Company from the private placement were approximately $5,474,000 after payment of expenses of the offering, estimated at $261,000, and payment of $507,825 (8.13% of the offering price) commissions to the Agent, SubAgents, and Finders who were issued warrants to purchase 159,318 (10.85% of the offered shares) shares of the Company's common stock at a price of US $4.25 in the first year and US $4.90 in the second year.

              In the third quarter, eSoft issued 70,000 shares of its common stock at a price of $1.00 per share for a total of $ 70,000 upon the exercise of options and warrants.

              The Company's cash position on September 30, 1998 was $4,790,000, a decrease of $1,157,000 from the previous quarter. The Company's working capital at September 30, 1998 was $ 6,403,000, a decrease of $391,000 from the second quarter. To support the hiring of new employees in the period with office equipment and demo units, the Company has expended $153,000 year to date in capital expenditures with $35,000 in equipment purchased this quarter. Management anticipates continuing losses in support of the growth, and thus its cash position will continue to decrease. Additionally, in the near term, with new distributors being added to continue market development, the Company anticipates its accounts receivable to increase. The Company is increasing efforts to reduce the present Accounts Receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce days outstanding. Inventories grew significantly consuming cash and at the end of the quarter inventories was $509,000. The increase is associated with the inability to presently forecast feed mixes installed in the IPAD. The Company had $196,000 or 38% of the total inventory in modem, ISDN and ISDN-Europe modems in stock at the end of the quarter. Management believes that its current cash position and the anticipated receipts will be sufficient to meet its working capital needs for the foreseeable future.

     Cash Flow

              During the nine months ended September 30,1998, cash increased by $4,687,000. Adjustments to reconcile net loss ($1,480,000) resulted in adjustments of the use of funds of $491,000 from depreciation, amortization of software costs, provision for loss on accounts receivables and issuance of compensatory options and warrants for services. Funds used in operating activities were ($2,710,000). Funds of $1,090,000 were provided from operating activities from an increase of $534,000 in accounts payable, $413,000 from an increase in accrued expenses, an increase in deferred revenue of $135,000 and an increase of 8,000 in other assets. Operating funds of ($2,811,000) were used to finance the ($2,262,000) increase in accounts receivable, ($415,000) increases in inventories and ($134,000) increase in prepaids. Investment activities came from investments in capital equipment of ($153,000), capitalized software development costs ($60,000) and an increase in notes receivable of $1,800 for a total use of funds for investment activities of ($211,000). Financing activities provided net $7,608,000 of cash proceeds from conversion of debt, stock offerings, option and warrant conversion, and debt increases and repayments. Net cash in the amount of $1,597,000 was received during the period from the Company's IPO, private placements and warrant and option conversion of 2,380,000 shares of the Company's common stock and $5,474,000 from the June private placement. $200,000 from the collection of subscription receivable and

         $100,000 from a stock subscription agreement was accepted but restricted as explained in related party transaction Note 5. Principal payments and debt repayments of ($44,000). A deferred offering costs from the completion of the Company's fund raising from financing activities and compensatory warrant compensation totaling $281,000. Non cash items of debt conversion of $356,000 on the Company's indebtedness reduced.

              The Company anticipates expending an additional $175,000 for capital expenditures this fiscal year. eSoft will continue to capitalize software development costs consistent with its strategy of the development of IPAD software for the marketplace.

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1998
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

              Quarterly revenues totaled $1,480,000 versus revenue of $306,000 for the comparable quarter in 1997. This represents an increase of $1,175,000 or 384% over the comparable quarter in 1997. The increase is associated with the continued expansion of the Company's sales effort of IPAD products both domestically and in the international market. The Company in the quarter added one domestic distributor and two international distributor for a total of 540 revenue units shipped in the quarter into the channel. Of this 237 revenue units were shipped domestically and 303 revenue units were shipped for international distribution. This broadened product line over 1997, along with the expanded sales and marketing efforts both domestically and abroad, resulted in the Company posting significant sales growth. The Company, has experienced an average growth rate of 40% per quarter since the release of the IPAD 1200 and 2500. For the quarter ending September 1998 the Company experienced sales growth of $387,000 or 32% revenue growth over the second quarter results.

              Gross profit margin in the current quarter was 64% of revenue ($949,000) compared to 62% ($696,000) for the three months ended June 30, 1997. The increase is associated with transition to delivery of more IPAD 2500 in the quarter versus pervious quarters. Gross profits would have been higher, however an $18,000 reserve was taken for TBBS inventories and the transition to the new IPAD box. It is anticipated that the margins will be maintained at this level through the remainder of the fiscal year with the present distribution strategy.

              Selling, General and Administrative, Engineering and R & D Expenses (SG&A) increased $1,549,000 or 1,058% from $146,000 in 1997 to
         $1,695,000 for the quarter ending September 1998. Sales and marketing expenses increased $660,000 from $51,000 in 1997 to $711,000 in 1998.
         The significant increases in expenditures are attributed to the addition of sales and marketing personnel, consultants and outside services, travel expenses, commission and marketing programs required to accomplish the ramp of the Company's anticipated sales growth rates. These expenditures represent 53% or $373,000 of the total quarterly sales and marketing expenditures. The Company, in the quarter, added two (2) new hires in the Marketing department and seven (7) new hires in the Sales department. The hiring of new Channel Development Reps is anticipated to continue through the end of the fiscal year end. The sales department continues to utilize outside consultants to develop the international markets which is a significant portion of the sales expenditures. General and administrative expense increased $709,000 or 1,254%, from $57,000 in the 1997 period compared to expenditures of $766,000 for the current quarter. One of the significant increases is associated with a $150,000 increase in bad debt expense in the quarter representing 20% of the total G& A expense. Engineering and tech support expenses increased to $168,000 for the three months ending September 1998 with the majority of work being performed on system sales support training and engineering upgrades and updates to the IPAD system. The Company sales growth rate was 32% over the second quarter while expenditures in the SG & A areas increased 36% over the previous quarter. The

         SG&A will continue to grow with the anticipated addition of new hires to augment the Company in all departments. Amortized software development costs total $53,000 for the period.

              Interest expense decreased $6,300 in the three months ended September 30,1998 from $7,200 in 1997 to $900 in 1998. This decrease in interest expense is attributed to the conversion of a significant portion of debt to equity in the first quarter and the continued pay down of the bank loan in 1998. The bank loan was paid in full subsequent to September 30, 1998. Interest income increased $94,000 in the quarter. This increase is associated with completion of the private placement at the end of the second quarter. The significant increase relates to funds held in escrow with all interest being paid to the Company in July when the escrow closed and reported all earnings.

              Net Losses from operations was ($651,000) for the three months ended September 30,1998, compared to $94,000 profit for the same period in 1997, an increase in the loss of ($746,000) over the same period. The net losses are associated with the increased SG&A necessary to maintain a continued quarterly sales growth rate in expanding into this market. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates and the addition of new hires.

         RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1998
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

              Revenues for nine months of operations totaled $3,335,000 compared to revenues of $788,000 for the same period in 1997. This represents an increase of $2,547,000 or 323% over the comparable nine month period in 1997. The increase is associated with the continued expansion of the Company's sales effort of IPAD product both domestically and in the international marketplace. The Company added three domestic distributors and five international distributors, VARs and/or telcos in the nine months of the year contributing $2,750,000 or 86% of the total sales for the year.

              Gross profit margin was 63% of revenue ($2,106,000) compared to 62% ($1,156,000) for the six months ended June 30, 1998. The slight increase in gross profit margin is associated with no shipments of raw material to Europe in the third quarter. In addition the product mix changed to predominantly IPAD 2500 versus IPAD 1200 in which margin is lower. Raw materials have been shipped from the U.S. to Europe resulting in additional duties and freight costs in the first half of the year. It is anticipated that the margins will be maintained at this level through the remainder of the fiscal year with the current two-tier distribution approach.

              Selling, General and Administrative, Engineering and R & D Expenses (SG&A) increased $3,223,000 or 684% from $471,000 for the nine months in 1997 to $3,694,000 for the same nine months in the 1998 period. Sales and marketing expenses increased $1,470,000 from $118,000 in 1997 to $1,588,000 in 1998. The increases in expenditures are attributed to the addition of sales and marketing personnel, consultants and outside services, travel expenses, commission and marketing programs required to meet the ramp of the Company's anticipated sales growth rates. The Company has added twelve (12) sales and sales support staff and five (5) marketing staff in 1998 in addition to utilizing 5 sales agents to develop international markets. The afore-mentioned expenditures represented 57% of the total year to date expenditures for sales and marketing. General and administrative expense increased $1,329,000 from $236,000 in the 1997 period compared to total expenses of $1,565,000 year to date. Engineering tech support expenses increased to $373,000 for the nine months ending September 1998 with the majority of work being performed on system sales support training and engineering upgrades and updates to the IPAD system. The Company has maintained an average of 40% quarter-on-quarter sales growth rate over the last six quarters. To accomplish this sales ramp, the Company's SG & A increased an average of 59% quarter-on-quarter over the last six quarters. Amortized software development costs total $155,000 for the period.

              Interest expense for the nine months ending September 1998 decreased $18,000 from $24,00 in 1997 to $6,000 in 1998. This decrease in interest expense is attributed to the conversion of a significant portion of debt to equity in the first quarter of 1998. The Company additionally continues to pay down its term loan with the bank, reducing interest expense. Interest income increased $113,000 for the year to date period for a total of $115,000 for the nine months ended September 1998. This increase is associated with completion of the private placement at the end of the second quarter. The significant increase relates to funds held in escrow, with all interest being paid to the Company in July when the escrow closed.

              Net losses from operations totaled ($1,479,000) for the nine months ended September 30,1998, compared to $55,000 profit for the same period in 1997, an increase in the loss of ($1,534,000) over the same period. The net loss is associated with the increased SG&A necessary to ramp quarterly sales growth rates. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

     YEAR 2000 EFFECT

              The Company's TBBS product line has one deficiency associated with year 2000 for which a correction is scheduled for a revision release in October 1998. Older versions of the IPAD hardware have a BIOS deficiency and this deficiency will be corrected in the product release schedule for this fiscal year. The current IPAD product line has no known susceptibility to year 2000 issues. The cost of the revision to the TBBS and IPAD product is not expected to be material. The Company has no present knowledge of any other internal systems having a year 2000 compliant problem. Other year 2000 items are not anticipated to be material.

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

              Not applicable

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

                  none

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       eSoft, Inc.
                                       (Registrant)



Date: October 28,1998                  /s/ Philip Becker
     -----------------------           -------------------------------------
                                       Philip Becker
                                       Chairman, CEO


Date: October 28,1998                   /s/ Thomas Tennessen
     -----------------------           -------------------------------------
                                       Thomas Tennessen
                                       Chief Financial Officer and Principal
                                       Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
    27                      Financial Data Schedule.