Form 10KSB40
period 1998-12-31
ESOFT INC
filed 1999-03-24
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934


                  For the fiscal year ended December 31, 1998

                                       Or

--- Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


                       Commission file number: 00 - 23527

                               eSoft, Incorporated
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                  84-0938960
------------------------------               ----------------------------
State or other jurisdiction of               I.R.S. Employer I. D. Number
incorporation or organization)

5335 Sterling Drive, Suite C,  Boulder,  Colorado        80301
-------------------------------------------------      ----------
Address of principal executive offices)                (zip code)


Registrant's telephone number, including area code:    (303) 444-1600
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:   None.
Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.01 Par Value
                                                              ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: X.
                                     ---
         State issuer's revenues for its most recent fiscal year:   $ 3,867,600
                                                                    -----------

         Shares of common stock, $.01 par value, outstanding as of March 16, 1999: 7,144,368 shares. Aggregate market value of voting stock held by non-affiliates of the registrant on March 16, 1999, $18,222,594.

         Documents incorporated by reference:  None.

         Transitional Small Business Disclosure Format (check one):
                 Yes        No  X
                     ---       ---
                              eSoft, Incorporated
                                  FORM 10-KSB
                               TABLE OF CONTENTS


Part I                                                                                                     Page
------                                                                                                     ----
         Item 1.    Description of Business ...........................................................      3

         Item 2.    Description of Property............................................................     12

         Item 3.    Legal Proceedings .................................................................     12

         Item 4.    Submission of Matters to a Vote of Security Holders ...............................     12


Part II
-------

         Item 5.    Market for Common Equity and Related Stockholder Matters ..........................     14

         Item 6.    Management's Discussion and Analysis or Plan of Operation .........................     15

         Item 7.    Financial Statements ..............................................................     22

         Item 8.    Changes in and Disagreements with Accountants on Accounting .......................     23
                    and Financial Disclosure

Part III
--------

         Item 9.    Directors and Executive Officers; Compliance with Section 16(a) ...................     23
                    of the Exchange Act

         Item 10.   Executive Compensation ............................................................     25

         Item 11.   Security Ownership of Certain Beneficial Owners and Management ....................     29

         Item 12.   Certain Relationships and Related Transactions ....................................     29

Part IV
-------

         Item 13.   Exhibits and Reports on Form 8-K ..................................................     31

                                  eSoft, Inc.
                                  FORM 10-KSB
                           FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the, Securities Act of 1993 ("The Act") and
Section 21E of the Securities Exchange Act of 1934. These statement often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about the Company's all-in-one Internet appliance business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive all-in-one Internet appliance solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, which could have an immediate and material adverse effect by placing the Company behind its competitors. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         eSoft was incorporated under the laws of the State of Colorado on March 3, 1984. On February 17, 1998, eSoft merged into a newly formed Delaware corporation, and was thus reincorporated in the State of Delaware. On March 16, 1998 the Company completed a public offering of it common stock in Canada on the facilities of the Vancouver Stock Exchange. The price to the public in the initial public offering was $1.00 per share. On August 6, 1998 the Company's stock began trading on the Nasdaq SmallCap Market. The Company delisted from the Vancouver Stock Exchange on September 9, 1998.
eSoft has no subsidiaries.

         Until the Mid 1990's, the Company developed and sold a computer bulletin board software product known as TBBS. TBBS software allowed secure access to a company's computer system through direct dial-in access for multiple users for on-going messaging, file transfer, and data access. With the rapid rise of the use of the Internet as a method to share the same functionality of the TBBS system, demand for the TBBS products began to decline. In 1993 in response to the growth of the Internet the Company started design and development of the IPAD (Internet Protocol ADapter) which was initially targeted at small Internet Service Providers (ISP). The Company introduced its first IPAD, the IPAD 5000 in late 1995. This product was focused at the small Internet Service Provider. The Company refocused its market efforts on small-to-medium entities with the design and release of the IPAD 1200 and IPAD 2500 in November of 1997.

         Until late 1995, the Company's revenues were generated solely from the sale of TBBS software system however, the growth of the Internet continued to erode the Company's sales of the TBBS product line. The Company continues to generate residual revenues from the sale of TBBS software. However, the Company does not plan to provide further development, except for year 2000 compliance issues.

         A new product line of Internet Protocol ADapters (IPAD) was designed for the small-to-medium size business user and launched in November 1997. The IPAD was designed to be a total Internet/Intranet connectivity solution without the complexity and high cost of traditional solutions. The IPAD's design combines Internet hardware and communications software, which does not require extensive technical knowledge to support. The product provides an economical and easily installed product to connect local area networks (LANs) of small-to-medium size businesses, institutions, or educational sites to the Internet. The IPAD was designed to permit the customer to utilize existing personnel to administer the ongoing configuration of the installed product. The Company's products permit the connection to the Internet through all major data transmission choices such as dial-up 56 kbps modems, ISDN, cable modem, DSL, or a dedicated leased line up to a full T1 speed, through national Internet access providers. The IPAD product line provides the necessary Internet related features permitting customers to have e-mail, basic web page hosting, their own domain name, secure firewall, and dial-in remote access for its users. The software includes a basic Web Server, Telnet, an FTP Server, an E-mail Server, a Remote Access Server, a DNS, and a Packet-Filtering Firewall.

         The IPAD product lines utilize personal computer technology such as an Intel Pentium CPU, with a minimum configuration of 8 MB of Ram: a 2.1 GB hard drive; and a 1.44 MB floppy drive. Unlike competing products in the marketplace, the IPAD does not operate on a UNIX platform but rather is a proprietary operating system. This system allows for a high degree of individual customization on the larger systems to better address the needs of individual customers.

         Through September 4, 1997, eSoft had elected to be taxed as a "S-corporation" for U.S. income tax purposes. Under this election eSoft was essentially taxed as a partnership, so instead of corporate income taxes, the stockholders were taxed individually on their proportional share of eSoft's taxable income. eSoft withdrew the S-corporation election after September 4, 1997 and is now subject to U.S. corporate income taxes.

CURRENT DEVELOPMENTS

         The Company proposed the merger with Apexx Technology, Inc. (Apexx) of Boise Idaho and signed a Definitive Merger Agreement dated January 25, 1999. The proposed merger requires the vote of the shareholders of both companies to approve the merger. The transaction proposes the Company issue 2,947,368 shares of the Company's common stock for all the issued and outstanding shares and options of Apexx. Additionally, the Company extended Apexx a working capital line of credit of $500,000 with up to an additional $500,000 operating line of credit provided both boards of the companies approve such increases. The transaction requires the Company to complete an S-4 registration statement. In conjunction with the signing of the Definitive Merger Agreement the Company executed an agreement to purchase products from Apexx to sell through its distribution channels. In the first quarter of 1999, the Company will discontinue the sales of the IPAD 1200 and replace it with Apexx's TEAM Internet(TM) 100. The TEAM Internet(TM) 100 has much of the same functionality as the IPAD 1200. The Apexx sales team will begin selling the IPAD 2500 to replace the TEAM Internet(TM) 300 system they previously sold to its higher end customers. Additionally, the Company will add in February 1999, four of the Apexx channel development representatives to the Company's payroll to augment its sales staff providing an integrated sales force.

         As part of the Definitive Merger Agreement, eSoft and Apexx are currently conducting a joint marketing program for the benefit of both companies. Under this combined marketing program the products known by the Company as IPAD is being re-branded utilizing the Apexx product name of TEAM Internet(TM).

The Company, under the marketing program, is anticipating incurring
$800,000 of marketing costs. Should the proposed merger not occur the Company under this combined marketing program will have expended significant resources to promote the TEAM Internet(TM) brand name rather than the "IPAD" brand. Under this marketing plan the Company will focus on selling the TEAM Internet(TM) 100 and TEAM Internet(TM) 2500 (formerly known as the IPAD 2500) products only. The proposed combined marketing program inaugurated a direct mail campaign during February through March 1999 to focus on potential users and VARs of the all-in-one appliance Internet connection. If the merger does not occur, the several month lapse in marketing eSoft products under the "IPAD" brand will make it somewhat difficult for eSoft to reenter the market using the IPAD brand name. This marketing program comprises a direct mail program of 680,000 pieces to potential end users of the Company's and Apexx products. The Company, under the plan, is also targeting 238,000 free standing inserts in business journals in Seattle, Los Angles, Atlanta, Boston, Dallas, New York, and San Francisco focusing on potential end users. Additionally, a 55,000 piece direct mail campaign targeted at Value Added Resellers (VARs) and directed at educating these entities to the all-in-one appliance is formulated around this program. The Company and Apexx anticipate generating approximately 13,500 qualified leads from this program.

NARRATIVE DESCRIPTION OF BUSINESS

         The Company is a technology-based company that has developed an Internet connectivity software and hardware solution permitting businesses to connect to the Internet. This technology will empower businesses for the first time to install and operate shared connectivity to the Internet without highly specialized technical expertise and empower the small-to-medium size business to proactively use the Internet.

         The Company's target market being pursued consists of small-to-medium size businesses. The Company believes these businesses find it beneficial to host their own Internet infrastructure rather than rely upon an Internet service provider for all of their Internet access and connectivity needs. The Company's goal is to deliver the whole integrated ".com" experience to the small-to-medium size business segment including: easy e-mail set-up and delivery, simple to use web-page design and hosting, knowledgeable and reliable technical support and customer service, consulting and delivery of file transfer solutions. Other markets being pursued by the Company consists of Internet Service Providers (ISP), telecommunication (Telco's) companies which can benefit from an integrated all in one connectivity product to the Internet.

         The Company believes that over the long term most small-to-medium size businesses, high speed access to the Internet will become increasingly important. It is the belief that the small-to-medium size businesses will continue to rely upon an ISP in order to gain that advantage if it were not available in Internet connectivity products such as the Company's IPAD products. With new advancements in Internet software, however, individual companies, without a great deal of software expertise, can now assume many of the responsibilities and functions which has been carried out by ISP on their behalf. This includes control over a router, firewall, remote access server, a web server, and mail server. Perhaps most importantly, rather than paying an ISP substantial fees in order to offer Internet access to each of many employees, the IPAD products can provide such services to a growing company and its employees in a much more cost effective manner. With the Company's all in one appliance, a small-to-medium size business can, manage or control their own ".com" experience and, receive reliable and dependable Internet presence, achieve status of "yourcompanynamehere.com" on their company communications, provide secure Internet access for its customers, employees and trading partners through a certified firewall, and run their businesses without fear of being trapped in a technological communication obsolescence. The simplicity and support of the Company's product line will allow small business to get everything ".com" has to offer, without the hassle, without having to become technology experts and without having to piece-meal everything together.

         In June of 1998 the Company refocused its distribution strategy to a two-tier model moving away from direct selling to the VARs and Resellers. With the two tier distribution approach the Company signed up Comstor, TechData, CHS Latin America, Ingram Micro, Advantage Telecom, and ASI as distributors. These distributors sell to approximately 35,000 VARs and Resellers. To supplement the distributors the Company employs channel development representatives (CDRs). The purpose of the CDRs and manufacturer's reps is to assist our distributors with lead generation and market pull-through of products in channel to VARs, Resellers, and end users. In 1998 the Company trained and deployed CDRs in Atlanta, Denver, Dallas, Orange County, and San Antonio, and signed Affinity Marketing Canada a manufacturer's rep firm covering Vancouver, Calgary, Edmonton, Toronto, Ottawa, Montreal and Quebec City. The Company anticipates adding additional CDRs in Seattle, San Francisco, Chicago, Washington DC, Miami, Phoenix area, in the first quarter of 1999.

         The Company focused distribution in Europe through the signing of a distributer, Telindus SA. While the Company was encouraged by initial IPAD evaluations, management was disappointed in its overall efforts to expand its European sales through its original distributor. As a result, the Company is exploring other avenues for distribution and refocusing its efforts on telecommunication and cable companies in the European market. A U.S.-based distributor and network product developer named eNetCO, was engaged in September with IPAD distribution rights in Japan. eNetCO personnel have introduced the IPAD into Japanese distribution opportunities and through its efforts signed NTT Electronics Corp. (NEL) in February 1999. The agreement provides NEL with exclusive distribution rights in Japan and non-exclusive distribution rights in other Asia-Pacific countries. NEL is a subsidiary of Nippon Telegraph and Telephone Corp. (NYSE: NTT). In August 1998, the Company consummated an exclusive contract with Telecom Soluciones, one of the two Argentinian telephone companies in that country. Telecom Soluciones received exclusive rights to market the IPAD 1200 and 2500 products in Argentina for a limited period subject to volume requirements. The agreement included an initial order in excess of $500,000 which was delivered in the third quarter of 1998. Additionally, progress was made with potential sales to other telecommunications companies in Latin America, including Peru and Mexico.

         Another distribution channel the Company is pursuing is the Telco companies that provide data access lines. In the third quarter 1998, the Company introduced its eStar alliance program. The eStar program provides Telco's with comprehensive solutions where the Company brings together financing, an ISP, and a company to install the IPAD throughout the U.S. in small-to-medium size business. The program combines the strengths of a national leasing company (Transamerica Distribution Finance), a national systems integrator (IBM Global Services) and Internet Access Providers to enable Telco's to deliver a complete Internet package in their respective markets. The Company to date has had limited success with the program and has signed up three Telco resellers to join this program.

         The Company hopes to establish one or more strategic alliance relationships with synergistic companies such as computer or network product manufacturers, large system integration companies or telecommunications companies, Internet Service Providers, software filtering companies, and office automation products which will permit the IPAD products to be sold in conjunction with other products and telecommunications services. No such relationships have been established to date and there is no assurance that the negotiation of such a relationship will be successfully completed. If the Company establishes such relationships, it may become heavily dependent upon such strategic alliance partners to maintain and expand its presence in the marketplace and the greater economic resources of the other parties to such relationships, may force significant reductions in prices at which the Company can sell its products and thus adversely affect its margins and potential for profits. Additionally, the Company may, from time to time, explore other acquisition opportunities that will leverage the technology base opening new markets for its products.

PRODUCTS AND SERVICES

         The IPAD family of products provides the necessary hardware and software to connect company networks to the Internet. The products provide network security features as well as email and access to the World Wide Web. In addition, the IPAD contains server software to host web pages, host secure file exchange sites (using FTP), manage Internet domain names like esoft.com using a DNS server, and e-mail server. The products also contain a robust network security firewall that keeps hackers from accessing computer data on the company network. The firewall technology used in the IPAD 1200 is certified by the International Computer Security Association (ICSA) to withstand vigorous intrusion attacks by hackers. The IPAD 2500 and 5000 use the same versions of the firewall technology, but are not yet certified by the ICSA. The products are easy to setup and configure using any standard web browser (such as Microsoft Internet Explorer or Netscape Navigator). Ongoing administration of the system, such as adding email accounts, can be done using the same web browser. In conjunction with a user supplied modems, the IPAD 2500 provide remote access capability which allows users to dial into the system and securely access the company network or the Internet from remote locations. All IPAD models support connections to the Internet utilizing communication interfaces including: modem, ISDN, Ethernet, leased-line, cable, and xDSL. They also support connecting to computer networks that use common network interfaces like Ethernet (either 10 or 100 Mbps variety) and Token Ring.

IPAD 5000

         The IPAD 5000 is a rugged, rack mountable system designed for use by ISP's, companies with large Wide Area Networks (WAN), and/or large Local Area Networks (LAN). This product requires a higher degree of technical knowledge to implement then other IPAD models, but in return it is far more flexible and configurable than the other models. The hardware includes the ability to customize each unit with up to five different communications interfaces that allow connecting up to four separate LAN's, or up to forty remote offices, or up to 96 simultaneous dial-in, remote access users. In addition, the software can service a nearly unlimited number of e-mail boxes, domain names, and web sites, with the only limitation being disk space used by each. This product is sold direct to end customers due to the complexity of the product.

IPAD 2500

         The IPAD 2500 is a small desktop system focused on the market for small-to-medium size businesses. Unlike the IPAD 5000, the IPAD 2500 is a plug-and-play device with limited configuration options. Limiting the options allows the product to be configured and maintained by a person with very limited technical knowledge about networking or the Internet. A standard IPAD 2500 has the ability to simultaneously connect the users of a single LAN and two dial-in remote access users to the Internet. Optionally, the system can be expanded to allow users on another LAN to be connected to the Internet, or the total number of dial-in remote access users that can be connected to the Internet can be expanded to eight.

IPAD 1200

         This product is a small desktop system that can connect a business LAN of up to 150 users to the Internet using a single Internet address. The product is designed for unsophisticated users who want their network connected to the Internet in a matter of hours. It only allows a single LAN utilizing any of the supported network interfaces, and two dial-in remote access users to be connected to the Internet using any supported communication interface. The product is designed for mass production without customization for specific client needs allowing unsophisticated users to easily configure and maintain the system. This product will be replaced with the Team Internet 100 in the first quarter of 1999.

TBBS Software

         The Company expects to continue to generate residual revenues from the sale of TBBS software. However, since the market for TBBS is progressively declining in favor of more sophisticated communications products, the Company does not expect any further development or upgrading of the software. The only recent upgrade for the product was completed in October 1998 to bring the software into compliance with Y2K.

Accessories

         In regard to the Model 5000 (and to a lesser degree with the IPAD
2500), customers can order additional communication or network interfaces and accessories to more effectively configure a device to suit their needs. Aside from an Ethernet card (used to support cable or xDSL connections), users have the option, with certain models, of purchasing a modem, ISDN adapter, interfaces for T1 and fractional T1 leased lines, Token Ring adapter, as well as extra serial interfaces.

Technical Support Services

         Users can also purchase, from the Company, an annual contract for technical support of the products hardware and software. The technical support services provide telephone support addressing the customers' technical implementation of the product. The annual contract also includes free access to product upgrades and updates during the term of the contract. Technical support services are designed to address installation of the product as well as helping customers understand networking basics that can help them optimize their network configuration. In addition, customers requiring help with ongoing system administration can use the service to get answers to their questions.

Upgrades and Updates

         The Company plans two updates per year which includes minor enhancements and bug fixes. Updates are free and typically available over the Internet from the Company's web site. The Company plans two upgrades per year which includes major enhancements and bug fixes. Upgrades are distributed free of charge via floppy disc to those with annual technical support contracts and for a fixed fee to clients without software support agreements. A current upgrade is scheduled for February 1999.

CONCENTRATION OF SALES

         During the fiscal year ended December 31, 1998, the Company had two customers that accounted for 10% or more of the product sales during that period. These two customers represented 46% and 13% of the Company's revenue for the fiscal year ended December 31, 1998. In 1998, the customer representing 13% of the total sales of the Company, was a foreign customer with the accounts receivable at December 31, 1998 of $256,785. Additionally, these two customers represented 87% of the Company's accounts receivable at December 31, 1998. With such concentration of its sales, the Company is exposed to significant declines in revenue in future periods if one or more of the large customers discontinue or substantially reduces its purchases in future periods. Moreover, the Company's credit risk concentration makes it more vulnerable to a default in payment. See Note 12 to the Financial Statements for further discussion. In addition, the larger customers are electronic products distributors and telecommunication companies in foreign countries that have recently become distributors of the products and have purchased significant quantities of the products to establish inventories of the distributors and their affiliated resellers or dealers or end customers. Unless the products are promptly resold to end users, future sales to these distributors and telecommunication companies will likely decline. No one customer accounted for more than 10% of the Company's total revenue or accounts receivables during the year ended December 31, 1997.

CONCENTRATION OF PURCHASES

         During the fiscal year ended December 31, 1998, the Company had two vendors that accounted for 10% or more of the Company's purchases during that period. These two vendors represented approximately 60% of the total purchases for the fiscal year ended December 31, 1998. With such concentration of purchases, the Company is exposed to these suppliers of product for its finished goods should these entities be unable to support the Company in the future. The Company has explored alternative suppliers for its major supplier of the base unit hardware; however the Company may not be able to quickly execute and have delivery from these alternative suppliers to meet demand. An inability to source this product from other suppliers would likely have a material adverse impact on the Company's ability to attain or maintain profitability.

MARKETING PLAN

         The IPAD system is considered a horizontal product offering--it can be applied to virtually any vertical industry market in North America or overseas. Further, Internet related industry trends strongly indicate that the majority of the small-to-medium size businesses (5 to 150 users) are moving to provide their employees access to the power of the Internet. Typically, the small-and-medium size business owners require technology to be relatively inexpensive and simple to install and maintain. The Company believes the IPAD is positioned to become the leader in systems that provide the requisite all-in-one Internet connectivity, services and support functionality at a very competitive price. The Company is focusing on providing integrated solutions empowering businesses to pro actively use the Internet. The Company is developing a vision to become the ".com" experts for small-to-medium size business.

         Product competition is in the form of complex and expensive multi-system offerings i.e. Microsoft's NT and Back Office Small Business Server; suppliers of several Internet connectivity routers/firewalls; and a handful of other manufacturers who claim to provide all-in-one functionality. The Internet appliance market is sometimes known as the all-in-one, thin server or micro server market which generally refers to ready-to-use appliance requiring a minimum amount of effort to install and operate. The IPAD is quickly differentiated from each of these competitors via one or more ease-of-use, price, functionality and security features.

         The IPAD pricing strategy is to remain competitively priced against the competition's perceived all-in-one functionality, and significantly less expensive than the multi-system alternatives. The marketing programs will assist in differentiating the IPAD price as compared to the router/firewall only offerings and position the Company to deliver the whole integrated ".com" experience to small-to-medium size business. While some price degradation may be necessary due to competitive pressures and market penetration/market share positions, the Company intends to price the products to build substantial market share. The IPAD will continue to be sold as an integrated hardware/software unit so as to ensure simple installation and maintenance.

         The Company intends to distribute the IPAD through two tier distributors, VAR's and network integration companies, overseas sales agents, overseas telecommunications companies and over the Internet. Over time, as VAR's and network integrators are recruited in sufficient quantities, the direct sales effort will probably subside except in support of a lead generation program. The Company has added CDRs in 1998 and will continue to add incremental CDR's in certain market places and the Company utilizes experienced sales agents in Europe, Latin America and Asia. Marketing and sales programs are being put in place to recruit VAR's and network integration companies in North America. Agreements with distributors have been implemented to geographically dispersed inventory and to provide as much access to the product by the Value added resellers.

         The Company's marketing program will re-brand the IPAD as Team Internet with the proposed merger of Apexx. The direct marketing program includes direct mail targeted at end users in small-to-medium size companies to generate 13,500 leads for the sales process. Additional direct mail programs will focus on companies that inform small-to-medium size business as to solutions to connecting to the Internet, including Value Added Resellers, Telecommunication resellers, Internet Service Providers, Internet Access Providers as well as Cable companies. This program will focus resellers to promote our products to end users. The product focus will be the IPAD 100 and the IPAD 2500. Programs will also target telecommunications organizations that sell Internet connections and related products into any industry segment. To assist in creating more customer awareness of the company and its products, as well as in support of a lead generation program, the Company will be implementing a direct mail campaign and telemarketing programs. The Company anticipates significantly increasing its marketing budget for this direct mail, product branding, advertising and promotion activities.

         The marketing and sales budget for 1999 includes the addition of direct sales personnel (Channel Development Reps) and sales support representatives, VP of International Sales, international program manager, and a channel marketing manager.

OPERATIONS

         Currently, with respect to the IPAD 1200 and 2500, the Company purchases a base unit (hardware, loaded software, and Local Area Network feed) from suppliers. The IPAD 1200 and 2500 are received in as base units and prior to shipment the required feed interface (56K modem, ISDN, etc.) is installed at its facility in Colorado. The TEAM Internet(TM) product being sold in 1999 will be purchased from Apexx. The more complex IPAD 5000 is purchased as components and is assembled and configured at its Colorado facility for shipment to the user. The Company has contracted with a manufacturer in Holland to assemble its product for the IPAD 1200 and 2500 with the components shipped from the Company's stock. The manufacturer in Europe purchases communication connection devices, on the Company's behalf, that are specific to the European market for final assembly and shipment to users in Europe.

INTELLECTUAL PROPERTY

         The Company has no patents, but regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret laws, internal non-disclosure agreements and transferability restrictions incorporated into its software license agreements. The Company provides its software products under a perpetual paid-up license agreement. Title to the software does not transfer to the customer. Program source listings are not released, which the Company believes further protects unauthorized transfers of the Company's proprietary information, as well as the confidentiality of the Company's trade secrets. The Company also uses a combination of software programming and hardware devices to protect its products from unauthorized use or duplication.

COMPETITION

         The Internet connectivity business is highly competitive. A number of the Company's competitors are very well established in the marketplace, with larger sales volumes, broader brand name recognition and a wider base of technical resources. As the market expands for products that perform in a manner similar to that of the IPAD product line, it is expected that a broader range of both small and large industry participants will enter the market with competing products, as there are comparatively few barriers to entry. As competition increases, industry margins on system sales may decline. There can be no assurance that the Company will be able to effectively compete against such competitors given their entrenched market presence, or that the Company will be able to attain and maintain anticipated gross margins over time.

         Competition among the industry participants is based upon a number of factors including product features, type of user primarily serviced, reputation of the manufacturer, ease of installation or use, reliability, cost, service availability and other factors. The Company believes that its principal competitive advantages are the product features, simplicity and ease of installation and the availability of technical support for the product and the customer. The Company's products are also designed to meet the specific needs of the small-to-medium size business that are the Company's target markets. For example, while many Internet connectivity devices are Unix-based systems designed to support more complex operations generally required by larger corporations, the Company's products emphasize use of a system that is thought by management to be more user friendly as compared to those operating on Unix platforms.

         The Company's competitors are comprised of both well-established and recognized industry participants and smaller corporations in some respects similar to the Company. Both groups produce products that in terms of fundamental connectivity attributes are similar to those currently offered by the

Company. Most of these competitors have greater financial resources than the Company; two companies that are primary competitors have raised between $20 million and $40 million of equity capital. Additionally, one of the companies has had an investment made by Intel Corporation. Among the more prominent industry participants at present is Apexx. Other direct competitors include Whistle Communications, Inc. of Foster City, California; FreeGate Corporation of Sunnyvale, California and Cobalt Networks, Inc. of Mountain View, California. Sun Microsystems, Inc. a major producer of computer workstations, also offers Internet servers that accommodate high-volume Web site management. While many other companies offer products that are either advertised or perceived as containing most of the all-in-one feature set, the Company believes many of these products provide less functionality than the IPAD and other all-in-one systems. These products include for example, simple routers and firewalls, a router and web server combination and a router and e-mail server combination.

         As is the case with the Company, most industry competitors produce an array of products. Some are relatively inexpensive entry level devices, which in some respects can be compared to the IPAD 100. Typically, these are designed with no significant degree of individual customization. Some products are similar to the IPAD 5000 in that they provide for a substantial degree of customization, and can accommodate multiple interfaces, and more than one hundred individual users on a LAN with little difficulty.

         Cross-comparisons indicate that several competing products incorporate features similar to those offered by IPAD products (in terms of hardware and software components), although they may provide varying degrees of functionality, which in turn accounts for pricing variances. Products that would likely compete with either the IPAD 1200 or the IPAD 2500 products can either cost more or less in relation to the IPAD depending upon their technical specifications.

         Some competitors already possess well-established distribution networks or have formed strategic collaborations with key industry players. Others, such as Sun Microsystems, Inc., have much greater technical and financial resources than the Company. The ability of the Company to effectively compete against such firms cannot be assured, as they are already well established.

RESEARCH AND DEVELOPMENT EXPENDITURES

         The Company conducts research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop applications. Production costs for the development of the software used for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within its existing product lines. Costs for which technological feasibility had been established, which were capitalized in 1998 totaled $405,000. The Company capitalized $221,000 for such expenditures in 1997. The Company incurred $13,000 of expenses relating to research and development costs in 1998, compared to $57,000 in 1997.

GOVERNMENT REGULATIONS

         The Company purchases its computer hardware in the United States and requires FCC approval. The Company has performed product testing at accredited test facilities and the IPAD 2500 has passed the FCC tests. The Company's IPAD 5000 is also FCC compliant. The components utilized to assembled the finished product utilizes UL approved components. The Company purchases its IPAD 2500 completed product from manufacturing facilities that are ISO 9000 certified. Within the United States, the market and the rate of market growth are both considered to be sufficiently large as to be able to absorb all of the Company's projected output through at least the next two years. The Company has acquired requisite CE product approval and certification from appropriate agencies that would permit marketing of its IPAD products in the European Union. The company has entered into a contract for manufacture of its IPAD 2500 in Holland. The contract manufacturer was chosen for its existing requisite approvals and ISO 9000 certification. The TEAM Internet(TM) 100 purchased from Apexx has all the prerequisite approvals as the IPAD 2500.

EMPLOYEES

         As of December 31, 1998, the Company had thirty-one full-time employees. That number includes seven engineers/technical support, three operations, two marketing, thirteen sales persons; and six administrative personnel. Additionally, the Company utilized three consultants for temporary management positions until full time personnel are located. No employee is represented by a labor union and the Company believes its employees' relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company maintains leased facilities in the locations listed below.


                                                                                                Current
                                                                   Square       Term of         Annual
                 Function                      Location             Feet         Lease        Lease Costs
                 --------                      --------             ----         -----        -----------
     Corporate Headquarters          5335 Sterling Dr. Suite C      5,300      10/31/2000      $ 58,000
                                     Boulder, CO

     Shipping and Assembly           6560 Odell Place #G            2,878       4/30/99        $ 27,624
                                     Boulder, CO

         The Company has executed a lease to relocate its corporate headquarters, shipping and assembly facilities into one location. The anticipated date of occupancy for the new facility is April 1, 1999. The new facility will include 13,618 square feet with annual rental payments of $173,000. The new lease will expire May 31, 2004. The Company is being fully released from its lease on its current Corporate headquarters. eSoft believes that this new facility will be adequate for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company (or any of its officers or directors in their capacities as such) is a party, or to which the property of the Company is subject. Management of the Company is not aware of any material proceedings being contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the shareholders of the Company was held on December 4, 1998. The purpose of the special meeting was to approve certain proposed amendments to the Company's Certificate of incorporation and Bylaws, as well as amendments to the Company's 1998 Stock Option Plan and to approve the issuance of certain shares to Mr. Becker, the President and CEO as required by the Vancouver Stock Exchange.

         The first proposal was to amend Article 4 of the Company's Certificate of Incorporation to authorize the Company to issue up to 5,000,000 shares of Preferred Stock. The proposal would amend Article 4 of the Company's Certificate of Incorporation to increase the number of authorized shares of Capital Stock to 55 million shares and to authorize up to 5,000,000 shares of Preferred Stock, par value $.01 per share. The shares were voted as follows: For the Proposal 3,433,138 shares, Against the Proposal 191,175 shares, Abstaining 9,455 shares.

         The second proposal was to amend Article 7 of the Company's Certificate of Incorporation, and Article II of the Company's Bylaws to provide that stockholders may not take action by written consent in lieu of a vote at a stockholders meeting. The shares were voted as follows: For the Proposal 3,135,878 shares, Against the Proposal 253,446 shares, Abstaining 244,444 shares.

         The third proposal was to adopt amendments to Article 11 of the Company's Certificate of Incorporation and Article X of the Company's Bylaws to provide that the Bylaws may only be amended by the stockholders upon the vote of at least 2/3 of the Company's outstanding voting stock. The shares were voted as follows: For the Proposal 3,405,182 shares, Against the Proposal 221,536 shares, Abstaining 7,050 shares.

         The fourth proposal was to adopt an amendment to Article II of the Bylaws to eliminate the right of stockholders to call a special meeting of the stockholders. The shares were voted as follows: For the Proposal 3,026,922 shares, Against the Proposal 361,602 shares, Abstaining 245,244 shares.

         The fifth proposal was to amend Article III of the Company's Bylaws to institute a classified Board of Directors with staggered terms by creating three class of directors. The shares were voted as follows: For the Proposal 3,374,372 shares, Against the Proposal 255,146 shares, Abstaining 4,250 shares.

         The sixth proposal presented was to approve certain amendments to the Company's Stock Option Plan. The proposed amendments would increase the number of shares of common stock on which the Company is authorized to grant options to officers, directors, employees and consultants of the Company from 900,000 shares to 1,700,000 shares. Additionally, a number of provisions that had been included in the Plan adopted and amended February 1998, to meet certain requirements of the Vancouver Stock Exchange where the Company's stock was originally listed, were eliminated. The shares were voted as follows: For the Proposal 3,493,792 shares, Against the Proposal 126,901 shares, Abstaining 13,075 shares.

         The seventh proposal was to approve the issuance of shares to Mr. Philip Becker subscribed to and paid for in March 1998. Mr. Becker had agreed with the Vancouver Stock Exchange that the acceptance of his subscription would be subject to stockholder approval so that certain restrictions that otherwise would be imposed on those shares by the Vancouver Stock Exchange would not apply. The shares were voted as follows: For the Proposal 3,397,882 shares, Against the Proposal 185,145 shares, Abstaining 50,741 shares.

         On the basis of the vote Proposals 1, 5, 6 and 7 were declared to have passed and proposals 2, 3 and 4 defeated and not to have passed.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On March 16, 1998 the Company completed a public offering of it common stock in Canada on the facilities of the Vancouver Stock Exchange. The price to the public in the initial public offering was $1.00 per share. On August 6, 1998 the Company's, stock began trading on the Nasdaq SmallCap Market under the symbol "ESFT". The Company delisted from the Vancouver Stock Exchange on September 9, 1998.

         The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq SmallCap Market and the Vancouver Stock Exchange for the past fiscal year is provided below. The figures shown below do not necessarily represent actual transactions:


                  1998 Fiscal Year          High Bid          Low Bid
                  ----------------          --------          -------
                  Fourth Quarter           $    7.50         $   2.125
                  Third Quarter            $    8.00         $   2.875
                  Second Quarter           $    5.35         $    4.25
                  First Quarter            $    9.00         $    4.95

         There are approximately 1,500 holders of Common Stock of the Company.

         The Company intends, for the foreseeable future to retain all earnings, if any, for the development of its business opportunities. The payment of future dividends will be at the discretion of the Company's board of directors and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and general business conditions.

         The transfer agent for the Company's common stock is The Trust Company of Bank of Montreal with offices at First Bank Tower 6th Floor, 595 Burrard Street, Vancouver, B.C. V7X1L7.

The Company has never declared a dividend on its common stock and it is anticipated that any earnings will be retained for use in its business for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED
                               DECEMBER 31, 1997

         Beginning at the end of December 1997, the Company began expanding sales, marketing, general and administrative personnel to develop an emerging market for the all in-one-appliance for Internet access. During the Company's fiscal year, the Company expended considerable time and resources to expand its market share of the new emerging market for the all in one Internet appliance. In an effort to further develop, market, and service these new products to the small-to-medium size business in fiscal 1998, the Company expanded in all departments, by adding 16 new employees, located in four states. This represented an 89% increase in personnel over 1997. Additionally, the Company expended substantial resources resulting from becoming a public company and registering various private placements.

         As a consequence of the matters mentioned above, meaningful comparisons of the changes in the Company's operating results to its fiscal year ended December 31, 1997 is difficult to make. During the year ended December 31, 1998, the Company incurred a net loss in the amount of $2,941,000, compared to a net loss in the amount of $355,000 for the year ended December 31, 1997. During 1999, the Company intends to continue rapid expansion of sales and marketing expenditures to develop a North American wholesale distribution network, which will likely result in significantly increased selling, general and administrative expenses and capital expenditures to meet this rapid expansion.

         REVENUES - In 1998 revenues increased $2,635,000, or 214% from $1,233,000 in 1997 to $3,868,000 in 1998. The Company in 1997 expanded its product line and in 1998 began focusing on selling directly to VARs and end users targeting the small-to-medium size business market until June 1998. In June 1998 the Company transitioned to a two-tier distribution strategy to provide additional access to VARs, resellers, and network consultants. Additionally, the Company was able to leverage the robust IPAD operating system and growth of the Internet in foreign countries and generate substantial revenues from international sales. The IPAD product was qualified for connection to the telecommunication backbone of Argentina, Peru, Chile, Mexico, Spain and Japan. These qualifications permitted the Company to generate 18% of its revenues for the year from product destined to the international and Canadian marketplace. The remaining 82% of the Company's revenues occurred from sales of product destined to end users in the United States. From August to November of 1998, the Company added channel development representatives (CDRs) in six major cities to work with VARs, resellers, and distributors to generate product recognition. The Company expended substantial resources in developing the marketplace for the IPAD family of products. The Company added a total of seven employees in the sales area, including a Director of Sales, in 1998. The Company in 1998 generated residual revenues from its TBBS software of approximately $50,000 for the year compared to $62,000 in 1997.

         GROSS MARGINS - The Company's gross profit margins in 1998 were approximately 65% compared to 65% in 1997. The 1998 margins remained flat due to the continued vigilance of the Company in outsourcing production of the product to a contract manufacturer. The outsourcing of the manufacturing permitted the Company to maintain its cost of the product without the addition of more assembly labor, as volumes continued to grow during the year.

         SELLING, GENERAL AND ADMINISTRATIVE, ENGINEERING AND R & D EXPENSES (SG&A) - Increased from $962,000 (78% of sales) in fiscal 1997, to $5,773,000 (149% of sales) in 1998. This resulted in a 500% increase in SG&A expenditures over the previous fiscal year. The increased expenditures were attributed to the overt activities in 1998 of building the Company's distribution, marketing and sales network in an emerging marketplace for the all-in-one appliance. These expenditures were targeted at building the organization by hiring professional management, personnel and consultants totaling 34 individuals in 1998 compared to 18 employees and consultants in 1997. General and Administrative (G&A) expenses increased from $507,000 in 1997 to $2,370,000 in 1998, or a 368% increase. The increases over the 1997 expenditures arose in support of the Company's continued expansion of its marketing efforts and the increased expenses associated with becoming a public company. In 1998 general and administrative salaries and employee benefits increased by $534,000, consulting and legal expenses increased by $584,000, travel expenses increased by $122,000, bad debts increased by $151,000, stockholders' relations expenses increased by $75,000, filing fees increased by $51,000, and rent expense increased by $54,000. Selling and Marketing expenditures increased from $226,000 in 1997 to $2,612,000 in 1998; salaries and employee benefits increased by $1,014,000, travel expenses increased by $292,000, consulting expense increased by $564,000. Engineering and technical support expenditures increased from $56,000 in 1997 to $589,000 in 1998. Engineering and technical support; salaries and employee benefits increased by $261,000 and consulting expense increased by $161,000. These costs increased in the support of building an organization that can continue to expand the growth of its all-in-one appliance both domestically and internationally.

         RESEARCH AND DEVELOPMENT EXPENDITURES - The Company conducts research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop new applications. Production costs for the development of the software used, for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within the Company's existing product lines. Costs for which technological feasibility had been established, which were capitalized in 1998, totaled $405,000. The Company capitalized $221,000 for such expenditures in 1997. The Company incurred $13,000 in expenses relating to research and development costs in 1998, compared to $57,000 in 1997.

         OTHER INCOME (EXPENSES) - Interest income totaled $168,000, an increase of $164,000 over 1997. The increase was associated with the fund raising activities which occurred in 1998 and the investment income from those funds. Interest expense totaled ($7,000) in 1998 compared to ($31,000) in 1997 a decrease of $24,000. The decrease was due to the pay down and payoff of a term loan in October 1998 from proceeds of the Company's equity funding in 1998.

         NET LOSS - The Company incurred a loss of $2,941,000 in 1998, compared to a loss of $355,000 in 1997. The loss from operations, before income taxes, in 1998 was $3,103,000, compared to $193,000 from operations in 1997. The increased losses are the results of the Company aggressive expansion of its product line, marketing efforts, and the hiring of a professional management team to grow the Company in an emerging market.

         INCOME TAXES AND NET OPERATING LOSSES - As discussed in Note 5 to the accompanying financial statements, the Company in 1998 recognized a 100% valuation allowance on its net deferred tax asset since it could not be determined if it was more likely than not it would be realized. The Company has $2,700,000 in net operating loss carryforwards with expirations through 2019. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

         Management believes that higher levels of operating expenditures will continue through 1999 in order to continue the expansion of the Company's product into an emerging market. The Company anticipates to continue to generate operating losses to attain market penetration. The Company anticipates that an aggressive marketing strategy and its acquisition activities See "Current Developments" will help establish the Company as a leader in the market segment.

      LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 1998

CAPITAL AND DEBT FINANCING

         During the first quarter, the Company completed a $290,000 private placement of 290,000 shares of the Company's common stock, at a price of $1.00 per share to officers, directors, key employees The Company received $186,982 from the offering net of offering costs.

         During the first quarter, the Company accepted stock subscriptions of $150,000 from consultants and an officer of the Company at a price of $1.00 per share. In March and April 1998, $150,000 of the stock subscription was collected. The Vancouver Stock Exchange required shareholder approval of the private placement to the officer which was received in December 1998 at which time the shares were issued to the officer.

         During the first quarter, the Company issued 60,000 shares of its common stock at a price of $0.50 per share for a total of $ 30,000 upon the exercise of options. The company received $600 cash and a note receivable for $29,400 to exercise the shares. The note was subsequently paid in May 1998.

         In the first quarter the Company converted the non-interest bearing note payable to related parties in the amount of $355,903 into 355,903 shares of the Company's common stock at a price of $1.00 per share.

         In March 1998, the Company completed its initial public offering in Canada of 1,550,000 shares of the Company's common stock at an offering price of $1.00 per share. Additionally, the Agent was issued 110,000 shares of the Company's common stock in the Canadian offering along with warrants to purchase 250,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. The Agent, subsequent to March 31, 1998, exercised its right to purchase 250,000 shares of common stock. The net cash proceeds to the Company from the initial public offering was approximately $1,009,000 after payment of expenses of approximately $541,000.

         In April 1998, the Company issued 250,000 shares of its common stock at a price of $1.00 per share for a total of $250,000, upon the exercise of agent warrants issued in conjunction with the Company's March 1998 Initial Public Offering to its Canadian Agents.

         In June 1998, the Company completed the private placement of 1,468,941 shares of its common stock at a price of $4.25 per share for a total offering of $6,243,000. The net cash proceeds to the Company from the private placement were approximately $5,480,000 after payment of expenses of the offering of approximately $256,000, and payment of $507,825 (8.13% of the offering price) commissions to the Agent, Sub-Agents, and Finders who were issued warrants to purchase 159,318 (10.85% of the offered shares) shares of the Company's common stock at a price of $4.25 in the first year and $4.90 in the second year.

         In the third quarter, the Company issued 70,000 shares of its common stock at a price of $1.00 per share for a total of $70,000 upon the exercise of options and warrants previously granted.

         In the fourth quarter, the Company issued 35,500 shares of its common stock at a price of $1.00 per share for a total of $35,500 upon the exercise of options and warrants previously granted.

         The equity financing that occurred in 1998 was utilized to expand the Company's operations and support the losses that incurred from developing the products in the emerging market place.

         Working capital at December 31, 1998, had increased to approximately $4,707,000 from less than $251,000 at December 31, 1997. The increase in working capital is associated directly with the above referenced equity issuances that occurred in 1998. Non cash equity in the amount of $355,903 was provided from the conversion of a convertible note payable.

         In the fourth quarter of fiscal 1998, the Company signed a letter of intent to acquire all the outstanding stock of Apexx Technology, Inc. in exchange for 2,947,368 of the Company's common stock. Under the terms of the letter of intent the Company provided an operating line of credit of up to $500,000 with an additional $500,000 may be advanced upon the written consent and agreement of both boards of each company. The Company as of December 31, 1998 funded $300,000 of this commitment and subsequent to December 31, 1998 funded the remaining $200,000 of the operating line commitment. This commitment to support both operations until closing may require the Company to substantially establishing and fortify distribution and marketing channels of distribution of both companies' product lines and may require additional fund raising activities in the upcoming months.

CASH FLOW

         During the year ended December 31, 1998, the Company used cash from operations in the amount of $4,283,000 compared to $24,000 in the prior year. This is a result of working capital which was utilized to fund the large increases in accounts receivables, inventories, accounts payables, accrued expenses, and the increase in other current assets.

         Cash used in investing activities, totaled $2,761,000 during the year ended December 31, 1998 compared to $263,000 in the prior year. The increase is primarily attributed to the purchase of investments for invested funds, costs incurred in the development of the Company's software products, purchase of property plant and equipment for new personnel, and an advance on a note receivable to Apexx.

         Cash provided by financing activities was $7,597,000 for the year ended December 31, 1998 compared to $369,000 in the previous year. The Company received net proceeds in the amounts of $7,493,000, from the sale of equity securities, the exercise of stock options and stock subscriptions, during the year. Principal repayments on debt obligations during the year were $96,000.

         The Company's negative cash flow from operations has primarily resulted from an increase in accounts receivable and inventories resulting from increased business activity and the Company attempting to anticipate demand for its product correctly. Management believes this negative cash flow will continue during 1999, due to the Company's intention to continue rapid expansion of sales and marketing expenditures in order to develop a North American wholesale distribution network. These actions are anticipated to result in significantly increased selling, general and administrative expenses and capital expenditures to meet this rapid expansion.

CAPITAL RESOURCES

         The Company's working capital has improved significantly over the last 12 months, primarily from external equity financing activities. The Company has an excess of $4,707,000 of current assets over current liabilities as of the 1998 fiscal year end. Further, the Company had cash and securities of $2,647,000 at December 31, 1998. Management anticipates the Company will continue to invest significant resources in its marketing and sales activities in 1999. The Company anticipates continuing to aggressively hire sales and key management to meet its desired growth of the Company's product both domestically and internationally. As staff is expanded, the Company will need to invest in new equipment, and fund the expenses associated with these additions. Management believes the Company will be able to raise additional equity funding and secure working capital financing of its receivables as the Company continues to aggressively expand in the emerging market.

         The Company anticipates it will continue to pursue acquisitions that complement and leverage the existing technology base as part of its growth strategy. If acquisitions are consummated, additional capital may be required.

         Management believes that the Company will continue to incur losses until the end of 1999, when sales growth is anticipated to reach a level to offset the aggressive sales growth strategy. Further, management believes that it has access to capital in the form of additional, short and/or long term credit facilities, and additional equity financing. Management anticipates it will continue to have access to additional capital through these sources in amounts necessary to support its growth plans. In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet these expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the Company's best interest.

IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

         The Year 2000 ("Y2K") computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

State of Readiness of Our Product

         All new products and upgrades introduced by the Company will be Y2K compliant. The Company has tested the remainder of the IPAD system and connections of the IPAD product line to other systems utilizing standard Internet protocols. The testing completed on the IPAD product line to date has lead the Company to believe that the IPAD product will not be affected by a connection to a non-compliant Y2K system. The Company has been testing its existing products for use in the Year 2000 and beyond, and all IPAD products produced after November 1, 1997 are Y2K compliant until 2036. The results of the Company's testing suggest that the following versions of its products, are Y2K compliant:

         - IPAD 1200, 2500, 5000v2.03 and up

         However, the Company's testing does not cover every possible computing environment. Accordingly, some customers may have Y2K problems with products that the company believes are Y2K compliant. The Company's customers may be operating on older versions of hardware platform utilizing the above products software. Early models of the IPAD 2500 and 4500 products shipped before November 1, 1997 may include a BIOS in the computer hardware that is not Y2K compliant. The number of IPAD units affected is estimated to be a small percentage of the installed base. In early 1999 an IPAD software upgrade will be released to correct the specific issues caused by use of the non-compliant BIOS. In addition, there is a plan to replace the non-compliant BIOS with a Y2K compliant BIOS if the customer prefers a hardware fix. The cost to the Company of the IPAD software upgrade and/or a BIOS upgrade is not expected to be material. Problems encountered by such customers could be quickly remedied because of the availability of Y2K upgrades and updates for such products.

         The Company has tested the discontinued TBBS products that it no longer markets for Y2K compliance, some of which might still be in use. The Company's TBBS product had one deficiency associated with Y2K which was corrected with a free update released in October 1998. The Company expects that any customers that materially rely on such discontinued products will test them for Y2K compliance and notify the Company if there are problems. The Company's experience in developing Y2K compliant versions of its existing products, suggests that if it is required to correct Y2K problems in such discontinued products, it could do so without incurring material expenses. There will be another free update released in the first quarter of 1999 to correct a similar deficiency in TBBS add-on modules.

State of Readiness of our Internal Systems

         The Company may be affected by Y2K issues related to non-compliant internal systems developed by the Company or by third-party vendors. The Company has reviewed its internal systems, including its accounting system, and have found them Y2K compliant. The Company is not currently aware of any Y2K problem relating to any of its internal, material systems. It does not believe that it has any material systems that contain embedded chips that are not Y2K compliant.

         The Company's internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. Management believes that absent a systemic failure outside the control of the Company, such as a prolonged loss of electrical or telephone service, Y2K problems at such third parties will not have a material impact on the Company. The Company has no contingency plan for systemic failures such as loss of electrical or telephone services. The Company's contingency plan in the event of a non-systemic failure is to establish relationships with alternative suppliers or vendors to replace failed suppliers or vendors. Other than the previously described testing, and remedying problems identified by testing or from external sources, the Company has no other contingency plans or intention to create other contingency plans.

Cost Associated With Y2K Compliance

         The Company does not separately track expenditures relating to Y2K compliance. Such expenditures are primarily absorbed within the product development organization. Based on its overall development expenditures and the amount of time people in the organization are spending on year 2000 compliance, the Company believes that its spending on compliance to date has not been material. Furthermore, based on its experiences to date, and its assessment that all material internal systems and all currently marketed products are Y2K compliant, the Company does not anticipate that costs associated with remediating the Company's non-compliant products or internal systems will be material.

Risks

         Any failure of the Company to make its products Y2K compliant could result in a decrease in sales of its products, an increase in allocation of resources to address Y2K problems of its customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by the Company's customers due to such year 2000 problems. Failures of the Company's internal systems could temporarily prevent it from processing orders, issuing invoices, and developing products, and could require it to devote significant resources to correcting such problems. But to the Company's knowledge, the internal accounting systems have been attested by the supplier as Y2K compliant. Due to the general uncertainty inherent in the year 2000 computer problem, resulting from the uncertainty of the year 2000 readiness of third-party suppliers and vendors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on its business, results of operations, and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards that may affect the Company's financial statements as follows:

         In June 1998 FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

         In October 1998 FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management believes that the adoption of SFAS No. 134 will have no material effect on its financial statements.

         In February 1999 FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" SFAS No. 135 rescinds SFAS No. 75 "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units". GASB Statement No. 25, "Financial Reporting for Defined Benefit Pension Plans and Note Disclosures for Defined Contribution Plan", was issued November 1994, and establishes financial reporting standards for defined benefit pension plans and for the notes to the financial statements of defined contribution plans of state and local governmental entities. Statement 75 is, therefore, no longer needed. This statement also amends FASB Statement No. 35, "Accounting and Reporting by Defined Benefit Pension Plans", to exclude from its scope plans that are sponsored by and provide benefits for the employees of one or more state or local governmental units. This statement also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. This statement is effective for financial statements issued for fiscal years ending after February 15, 1999. Management believes that the adoption of SFAS No. 135 will have no material effect on its financial statements.

         SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires that the costs of start-up activities, including organization costs, be expensed as incurred. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants             F-1

         Balance Sheet - December 31, 1998                              F-2

         Statements of Operations - For the Years
         Ended December 31, 1998 and 1997                               F-4

         Statements of Stockholders' Equity - For the Years Ended
         December 31, 1997 and 1998                                     F-5

         Statements of Cash Flows - For the Years
         Ended December 31, 1998 and 1997                               F-6

         Summary of Accounting Polices                                  F-8

         Notes to Financial Statements                                  F-14

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
eSoft, Incorporated
Boulder, Colorado

We have audited the accompanying balance sheet of eSoft, Incorporated as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSoft, Incorporated at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




Denver, Colorado
January 29, 1999
                                                             eSOFT, INCORPORATED

                                                                   BALANCE SHEET
================================================================================

December 31,                                                                     1998
------------                                                                  ----------

ASSETS
CURRENT:
  Cash and cash equivalents                                                   $  655,650
  Investment securities (Note 1)                                               1,991,541
  Accounts receivable, less allowance of $250,000 for possible losses          1,965,085
  Note receivable (Note 2)                                                       300,000
  Inventories (Note 3)                                                         1,254,696
  Prepaid expenses and other                                                     177,416
                                                                              ----------
Total current assets                                                           6,344,388
                                                                              ----------

PROPERTY AND EQUIPMENT:
  Computer equipment                                                             217,176
  Furniture and equipment                                                        187,464
                                                                              ----------
                                                                                 404,640
  Less accumulated depreciation                                                  205,688
                                                                              ----------
Net property and equipment                                                       198,952
                                                                              ----------
OTHER ASSETS:
  Capitalized software development costs,
  net of accumulated amortization of $314,453                                    867,072
  Other                                                                            7,039
                                                                              ----------
Total other assets                                                               874,111
                                                                              ----------
TOTAL ASSETS                                                                  $7,417,451
                                                                              ==========


           See accompanying summary of accounting policies and notes
                            to financial statements.

                                                             eSOFT, INCORPORATED

================================================================================

December 31,                                                                     1998
------------                                                                 -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable                                                           $   968,533
  Deferred revenue                                                                23,910
  Customer deposits                                                              248,287
  Accrued expenses:
   Payroll and payroll taxes                                                     256,033
   Other                                                                         140,184
                                                                             -----------
Total current liabilities                                                      1,636,947
                                                                             -----------
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 13)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000                                          --
   shares authorized, none outstanding
  Common stock, $.01 par value, 50,000,000
   shares authorized, 6,863,502 shares issued                                     68,635
   and outstanding
  Additional paid in capital                                                   9,032,480
  Accumulated deficit                                                         (3,320,611)
                                                                             -----------
Total stockholders' equity                                                     5,780,504
                                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 7,417,451
                                                                             ===========

           See accompanying summary of accounting policies and notes
                            to financial statements.

                                                             eSOFT, INCORPORATED
                                                        STATEMENTS OF OPERATIONS
================================================================================

Years Ended December 31,                                                            1998            1997
------------------------                                                        -----------      -----------

REVENUES                                                                        $ 3,867,600      $ 1,233,137
                                                                                -----------      -----------

COSTS AND EXPENSES:
  Selling and marketing                                                           2,612,065          225,737
  General and administrative                                                      2,369,564          506,861
  Cost of revenue                                                                 1,357,463          429,601
  Engineering                                                                       588,933           55,653
  Amortization of software costs                                                    189,399          116,912
  Research and development (Note 4)                                                  12,908           56,671
                                                                                -----------      -----------

Total costs and expenses                                                          7,130,332        1,391,435
                                                                                -----------      -----------

Loss from operations                                                             (3,262,732)        (158,298)
                                                                                -----------      -----------

OTHER (INCOME) EXPENSE:
  Interest (income) expense, net                                                   (161,083)          27,151
  Loss on sale of assets                                                              1,013            7,803
                                                                                -----------      -----------

Total other (income) expense                                                       (160,070)          34,954
                                                                                -----------      -----------

Loss before income tax (benefit) expense                                         (3,102,662)        (193,252)

Income tax (benefit) expense (Note 5)                                              (162,000)         162,000
                                                                                -----------      -----------
NET LOSS                                                                        $(2,940,662)     $  (355,252)
                                                                                ===========      ===========
Basic and diluted loss per common share (Note 8)                                $     (0.54)     $     (0.23)
                                                                                ===========      ===========
Weighted-average number of
  common shares outstanding basic and diluted                                     5,493,276        1,536,884
                                                                                ===========      ===========


           See accompanying summary of accounting policies and notes
                            to financial statements.

                                                             eSOFT, INCORPORATED

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

Years Ended December 31,                                Common Stock               Additional                         Total
                                                  --------------------------        Paid in        Accumulated     Stockholders'
1997 and 1998                                        Shares         Amount          Capital          Deficit          Equity
-------------                                     -----------     -----------     -----------      -----------     ------------
BALANCE, January 1, 1997                            1,263,158     $    12,632     $   467,973      $   (24,697)     $   455,908

  Issuance of common stock pursuant to
   private placements, net of offering
   costs of $80,841 (Note 7)                          820,000           8,200         320,959               --          329,159
  Common stock subscribed (Note 7)                    350,000           3,500         346,500               --          350,000
  Net loss for the year                                    --              --              --         (355,252)        (355,252)
                                                  -----------     -----------     -----------      -----------      -----------

BALANCE, December 31, 1997                          2,433,158          24,332       1,135,432         (379,949)         779,815

  Issuance of compensatory options (Note 9)                --              --          69,600               --           69,600
  Issuance of warrants for consulting
    services (Note 10)                                     --              --         214,649               --          214,649
  Exercise of warrants and options (Note 7)           415,500           4,155         381,345               --          385,500
  Issuance of common stock pursuant to
    initial public offering, net of
    offering costs of $540,850 (Note 7)             1,550,000          15,500         993,650               --        1,009,150
  Issuance of common stock pursuant to
    private placements, net of offering
    costs of $866,449 (Note 7)                      1,908,941          19,089       5,797,460               --        5,816,549
  Issuance of common stock to
    employees (Note 7)                                 90,000             900          89,100               --           90,000
  Issuance of common stock for offering
    fees (Note 7)                                     110,000           1,100          (1,100)              --               --
  Issuance of common stock pursuant to
    conversion of notes payable (Note 7)              355,903           3,559         352,344               --          355,903
  Net loss for the year                                    --              --              --       (2,940,662)      (2,940,662)
                                                  -----------     -----------     -----------      -----------      -----------

BALANCE, December 31, 1998                          6,863,502     $    68,635     $ 9,032,480      $(3,320,611)     $ 5,780,504
                                                  ===========     ===========     ===========      ===========      ===========


           See accompanying summary of accounting policies and notes
                            to financial statements.

                                                             eSOFT, INCORPORATED

                                                        STATEMENTS OF CASH FLOWS
================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Years Ended December 31,                                                           1998             1997
------------------------                                                       ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(2,940,662)     $  (355,252)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                353,278          141,943
      Loss on sale of assets                                                         1,013            7,803
      Amortization of discount on investments                                      (71,624)              --
      Issuance of common stock for compensation                                     90,000               --
      Provision for losses on accounts receivable                                  202,440           48,000
      Provision for inventory obsolescence                                          59,440               --
      Deferred tax expense (benefit)                                              (162,000)         162,000
      Consulting expense incurred for note payable                                      --           41,000
      Issuance of compensatory options                                              69,600               --
      Changes in operating assets and liabilities:
        Accounts receivable                                                     (1,967,693)        (213,167)
        Inventories                                                             (1,219,529)         (35,948)
        Other assets                                                               (20,503)         (39,777)
        Accounts payable                                                           793,779          145,026
        Accrued expenses and other                                                 552,555           85,915
        Deferred revenue                                                           (22,712)         (11,348)
                                                                               -----------      -----------
Net cash used in operating activities                                           (4,282,618)         (23,805)
                                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of investments                                                 (1,919,917)              --
        Proceeds from sale of assets                                                 2,722               --
        Purchase of property and equipment                                        (144,593)         (21,989)
        Advances on non-operating notes                                            (15,000)         (20,000)
          receivable - employee
        Payments received from non-operating                                        20,443               --
          notes receivable - employee
        Additions to capitalized software                                         (405,000)        (221,139)
        Advances on non-operating notes receivable                                (300,000)              --
                                                                               -----------      -----------
Net cash used in investing activities                                           (2,761,345)        (263,128)
                                                                               -----------      -----------

                                                             eSOFT, INCORPORATED

================================================================================

Years Ended December 31,                                                       1998             1997
------------------------                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock, warrants and options                          8,618,938          560,000
  Offering costs paid                                                       (1,126,405)         (80,841)
  Proceeds from stock subscription receivable                                  200,000               --
  Proceeds from borrowings                                                          --          100,000
  Payments on borrowings                                                       (75,757)         (24,243)
  Proceeds (payments) from related party borrowings                            (20,000)          20,000
  Deferred offering costs                                                           --         (205,896)
                                                                           -----------      -----------
Net cash provided by financing activities                                    7,596,776          369,020
                                                                           -----------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                          552,813           82,087

CASH AND CASH EQUIVALENTS, beginning of year                                   102,837           20,750
                                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                                     $   655,650      $   102,837
                                                                           ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                   $     6,805      $    31,012
                                                                           ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Common stock issued for conversion of debt                               $   355,903      $        --
  Common stock issued for offering costs                                         1,100               --
  Warrants issued for consulting services                                      214,649               --
  Convertible notes payable issued for consulting
   services and deferred offering costs                                             --          116,000
  Common stock issued for subscription receivable                                   --          200,000

                                                                           ===========      ===========

           See accompanying summary of accounting policies and notes
                            to financial statements.

                                                            eSOFT, INCORPORATED

                                                 SUMMARY OF ACCOUNTING POLICIES
===============================================================================


BUSINESS eSoft, Incorporated (the "Company" or "eSoft"), a Colorado corporation, develops and markets internet connectivity solutions. The Company has developed software, which is integrated with a hardware component, that allows local area networks to connect with the internet. The software also contains full access control for its remote access features. The Company also resells related connectivity accessories. The Company previously had developed and sold software for the bulletin board market. The majority of the Company's products are manufactured by external sources. In 1998, 60% of the Company's product was purchased from two suppliers. In 1997, there was no such concentration of product purchased from suppliers.

                                The Company was previously a Colorado
                                corporation and was merged into a newly formed Delaware corporation as of February 17, 1998 of the same name with the Colorado corporation ceasing to exist. The transaction was accounted for on a basis similar to a pooling of interests with no change in the historical financial statements of eSoft. The newly formed corporation had no operations prior to the merger.

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

                                The contribution of assets was accounted for in a manner similar to a pooling of interests (the assets, liabilities and partnership capital were contributed at book values) and, accordingly, the Company's financial statements have been presented to include the results of operations as though the contribution of assets occurred as of January 1, 1996.

CASH EQUIVALENTS                The Company considers cash and all highly
                                liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVESTMENT                      Investment securities are classified as either
SECURITIES                      held-to-maturity, available-for-sale or
                                trading. Investment securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. It is management's intention and it has the ability to hold investment securities classified as held-to-maturity and, accordingly, adjustments are not made for temporary declines in their market value below amortized cost. Investment securities classified as available-for-sale are carried at their estimated market value with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Investment securities
                                                            eSOFT, INCORPORATED

                                                 SUMMARY OF ACCOUNTING POLICIES
==============================================================================

                                classified as trading are carried at estimated market value. Unrealized holding gains and losses for trading securities are included in the statements of income. Gains and losses on securities sold are determined based on the specific identification of the securities sold. At December 31, 1998, all investments are classified as held-to-maturity.

INVENTORIES                     Inventories, consisting of purchased goods, are
                                valued at the lower of cost (weighted-average) or market.

PROPERTY AND                    Property and equipment are stated at cost.
EQUIPMENT                       Depreciation is computed using the
                                straight-line method over the estimated useful lives (generally five years) of the assets.

                                Depreciation expense for the years ended
                                December 31, 1998 and 1997, was $56,725 and
                                $25,031.

CAPITALIZED                     Costs incurred internally in creating software
SOFTWARE COSTS                  products for resale are charged to expense
                                until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of amortized cost or net realizable value.

                                In accordance with Statement of Financial
                                Accounting Standard ("SFAS") No. 86, the
                                Company recognizes the greater amount of annual amortization of capitalized software costs under 1) the ratio of current year revenues by product, to the product's total estimated revenues method or 2) over the products estimated economic useful life by the straight-line method.

LONG-TERM                       The Company applies SFAS No. 121, "Accounting
ASSETS                          for the Impairment of Long-Lived Assets." Under
                                SFAS No. 121, long-lived assets and certain intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

REVENUE RECOGNITION             The Company recognizes certain revenue at the
                                time products are shipped to its customers.
                                Provision is made currently for estimated product returns which may occur. Revenue from support and update service agreements is deferred at the time the agreement is executed and recognized ratably over the contractual period. The Company recognizes revenues from customer training and consulting services when such services are provided. All costs associated with
                                                            eSOFT, INCORPORATED

                                                 SUMMARY OF ACCOUNTING POLICIES
==============================================================================


                                licensing of software products, support and update services, and training and consulting services are expensed as incurred.

                                A portion of sales is made to distributors under terms allowing certain rights of return and price protection on unsold product held by the distributors.

                                Software Revenue Recognition

                                The Company follows the guidance of Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software.


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

                                The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires use of the "liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. The provisions of SFAS No. 109 did not have an impact until after September 4, 1997.


NET INCOME (LOSS)               The Company follows the provisions of SFAS No.
PER SHARE                       128, "Earnings Per Share." SFAS No. 128
                                provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.
                                Diluted earnings per share reflects the
                                potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.
                                Basic and diluted earnings per share are the same for all periods presented.

USE OF ESTIMATES                The preparation of financial statements in
                                conformity with generally accepted accounting principles requires management to make estimates and assumptions
                                                            eSOFT, INCORPORATED

                                                 SUMMARY OF ACCOUNTING POLICIES
================================================================================

                                that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

CONCENTRATIONS                  Credit risk represents the accounting loss that
OF CREDIT RISK                  would be recognized at the reporting date if
                                counterparties failed to completely perform as contracted. Concentrations of credit risk, whether on or off the balance sheet, that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

                                Concentrations of credit risk with respect to trade accounts receivable are generally limited due to customers are dispersed across geographic areas. On-going credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains an allowance for potential losses based on management's analysis of possible uncollectible accounts (See Note 12).

FAIR VALUE OF                   Unless otherwise specified, the Company
FINANCIAL                       believes the book value of financial
INSTRUMENTS                     instruments approximates their fair value.

STOCK OPTIONS                   The Company applies Accounting Principles Board
AND WARRANT                     Opinion ("APB") 25, "Accounting for Stock
                                Issued to Employees," and related
                                Interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted at prices below the market price of the underlying common stock on the date of grant.

                                SFAS No. 123, "Accounting for Stock-Based
                                Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

COMPREHENSIVE INCOME            The Company has adopted SFAS No. 130,
                                "Reporting Comprehensive Income." Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investment by stockholders, changes in paid in capital and distributions to stockholders. The adoption of SFAS No. 130 does not impact the Company's financial statements for 1998 and 1997.

                                                            eSOFT, INCORPORATED

                                                 SUMMARY OF ACCOUNTING POLICIES
===============================================================================

PENSIONS AND                    The Company has adopted SFAS No. 132,
OTHER POST                      "Employers' Disclosure About Pensions and Other
RETIREMENT BENEFITS             Post Retirement Benefits." SFAS No. 132
                                standardizes the disclosure requirements for pensions and other post retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis.
                                The adoption of SFAS No. 132 does not impact the Company's financial statement disclosures for 1998 and 1997.

IMPACT OF RECENTLY              SFAS No. 133, "Accounting for Derivative
ISSUED ACCOUNTING               Instruments and Hedging Activities" requires
PRONOUNCEMENTS                  companies to record derivatives on the balance
                                sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.
                                SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

                                SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management believes that the adoption of SFAS No. 134 will have no material effect on its financial statements.

                                SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," rescinds FASB Statement No. 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units." GASB Statement No. 25, "Financial Reporting for Defined Benefit Pension Plans and Note Disclosures for Defined Contribution Plans," was issued November 1994, and established financial reporting standards for defined benefit pension plans and for the notes to the financial statements of defined contribution plans of state and local governmental entities. Statement 75 is, therefore, no longer needed. This Statement also amends FASB Statement No. 35, "Accounting and Reporting by Defined Benefit Pension Plans," to exclude from its scope plans that are sponsored by and provide benefits for the employees of one or more state or local governmental units.

                                                            eSOFT, INCORPORATED

                                                 SUMMARY OF ACCOUNTING POLICIES
==============================================================================

                                This Statement also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions.

                                This Statement is effective for financial statements issued for fiscal years ending after February 15, 1999. Management believes that the adoption of SFAS No. 135 will have no material effect on its financial statements.

                                SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires that the costs of start-up activities, including organization costs, be expensed as incurred. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.


RECLASSIFICATIONS               Certain items included in the prior year's
                                financial statements have been reclassified to conform to the current presentation.

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

1. INVESTMENT                   A summary of the amortized cost and estimated
   SECURITIES                   market value of investment securities which
                                mature in six months is as follows:

                                December 31, 1998         Amortized Cost       Gross        Gross       Estimated
                                                                            Unrealized    Unrealized      Market
                                                                               Gains        Losses        Value
                                =================         ===============   ===========   ===========   ==========
                                HELD TO MATURITY:
                                  Short-term zero           $1,991,541          $--          $--        $1,991,541
                                  coupon notes              ==========          ====         ====       ==========

2. NOTE                         In December 1998, the Company entered into an
   RECEIVABLE                   adjustable rate line of credit with Apexx
                                Technology, Inc. in the amount of $500,000. The note bears interest at prime plus 2% (9.75% at December 31, 1998). At December 31, 1998, the principal balance outstanding on the note was $300,000. Subsequent to December 31, 1998, the
                                Company advanced an additional $200,000 to Apexx (see Note 13).

3. INVENTORIES                  Inventories at December 31, 1998 consisted of
                                the following:

                                Finished goods                                                          $1,314,136
                                Less reserve for obsolescence                                               59,440
                                                                                                        ----------
                                                                                                        $1,254,696
                                                                                                        ==========

4. RESEARCH AND                 During the years ended December 31, 1998 and
   DEVELOPMENT                  1997, the Company capitalized $405,000 and
                                $221,139 of software development costs.
                                Amortization expense of capitalized software development costs included in depreciation and amortization for the years ended December 31, 1998 and 1997 amounted to $189,399 and $116,912. Research and development costs were $12,908 and $56,671 for the years ended
                                December 31, 1998 and 1997.

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

                                Research and development expenditures during the following periods were comprised as follows:

                                Years Ended December 31,                                      1998          1997
                                                                                           ----------     --------
                                Payroll and related costs                                  $       --     $131,627
                                Officer payroll                                                    --       50,000
                                Internet and telephone  expenses                                   --       30,056
                                Occupancy costs                                                    --       34,860
                                Purchased services                                            405,000           --
                                Other                                                          12,908       31,267
                                                                                           ----------     --------
                                                                                              417,908      277,810
                                Less capitalized software costs                               405,000      221,139
                                                                                           ----------     --------
                                                                                           $   12,908     $ 56,671
                                                                                           ==========     ========

5. INCOME TAXES                 The provision for income taxes consisted of the
                                following:

                                Years Ended December 31,                               1998                1997
                                                                                    ----------           --------
                                DEFERRED EXPENSE (BENEFIT):
                                Federal                                             $ (148,000)          $148,000
                                State                                                  (14,000)            14,000
                                                                                    ----------           --------
                                                                                    $ (162,000)          $162,000
                                                                                    ==========           ========

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

                                A reconciliation of the effective tax rate and the statutory U.S. federal income tax rates are as follows:

                                Years Ended December 31,                             1998          1997
                                ------------------------                         -----------    -----------
                                Federal tax benefit at the federal
                                   statutory rate                                $(1,055,000)   $   (66,000)
                                State income tax benefit, net of federal tax
                                   amount                                           (109,000)        (7,000)
                                Permanent differences                                (86,000)         1,000
                                Other                                                 65,000         (9,000)
                                Deferred tax expense due to S. Corp                       --        243,000
                                   termination
                                Increase in valuation allowance                    1,023,000             --
                                                                                 -----------    -----------
                                Income tax (benefit) expense                     $  (162,000)   $   162,000
                                                                                 ===========    ===========

                                Temporary differences that give rise to a significant portion of the deferred tax assets and liabilities are as follows:

                                December 31,                                         1998
                                ------------                                     -----------
                                Net operating loss carryforwards                 $ 1,003,000
                                Accounts receivable                                   93,750
                                Inventory                                             22,000
                                Accruals                                             172,250
                                Options and warrants                                  66,000
                                                                                 -----------
                                Total deferred tax asset                           1,357,000
                                                                                 -----------
                                Capitalized software costs                          (325,000)
                                Other                                                 (9,000)
                                                                                 -----------
                                Total deferred tax liability                        (334,000)
                                                                                 -----------
                                Total                                              1,023,000
                                Less valuation allowance                           1,023,000
                                                                                 -----------
                                Net deferred tax asset (liability)               $        --
                                                                                 ===========

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

                                The valuation allowance of $1,023,000 at December 31, 1998, was established because the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                                At December 31, 1998, the Company had net operating loss carryforwards of approximately $2,700,000 with expirations through 2019. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

                                As stated in the summary of accounting
                                policies, the Company had elected to be taxed as an S corporation. In lieu of the corporation income taxes, the stockholders and partners were taxed on their proportional share of the Company's taxable income. The pro forma income
                                (loss) per common share if the Company was subject to taxes (federal statutory rate of 34%) would be as follows:

                                Year ended December 31,                                  1997
                                -----------------------                               ---------
                                Loss before income taxes                              $(193,252)
                                Pro forma income tax benefit                             66,000
                                                                                      ---------
                                Pro forma net loss                                    $(127,252)
                                                                                      =========
                                Pro forma loss per share                              $   (0.08)
                                                                                      =========

6.  COMMITMENTS                 Operating Leases

                                The Company leases certain of its facilities and equipment under noncancellable operating lease agreements which expire at various dates through 2004. Rent expense for the years ended December 31, 1998 and 1997 was $116,048 and
                                $54,847.

                                Subsequent to December 31, 1998, the Company executed a lease to relocate its corporate headquarters and shipping and assembly facilities into one location. The anticipated date for the new facility is April 1, 1999. The new facility lease expires in May 2004 and annual rental payments are $173,000. The Company is being fully released from its lease on its current corporate headquarters.

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================


                                Future minimum lease payments under
                                noncancellable operating leases as adjusted for new corporate headquarters lease are as follows:

                                Year Ending December 31,
                                ------------------------
                                1999                              $ 147,000
                                2000                                182,000
                                2001                                185,000
                                2002                                186,000
                                2003                                187,000
                                Thereafter                           78,000
                                                                  ---------
                                                                  $ 965,000
                                                                  =========


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

                                During 1998, the Company entered into an
                                agreement to terminate the software development agreements. The termination agreement required the Company to pay $30,000 at the agreement's inception; $30,000 no later than 15 days after the Company completes its proposed public offering but not later than December 31, 1998 if the proposed public offering is not completed by that date; and the issuance of stock warrants entitling the warrant holder, for a period of two years from January 29, 1998 to purchase up to 20,000 shares of the Company's common stock at a price of $1.00 per share until one year after the closing of the public offering and $1.15 per share until the
                                warrants expire. The required   $60,000 payment
                                was made in 1998.

                                In 1998, the Company entered into a software development agreement with a company. The development agreement required a payment of $150,000 for a wireless product with VPN capabilities to be integrated with the IPAD. Additionally, in conjunction with its sales efforts in Japan, the company was paid $195,000 to nationalize the interface of the IPAD for the Japanese marketplace.

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

                                Employment Agreements

                                On September 2, 1997 the Company entered into an employment agreement with an officer and a director that extends for a thirty-six month period commencing on September 1, 1997. Under the terms of the agreement, the Company is obligated to pay the sum of $10,000 per month. In addition, the officer and director was granted incentive stock options to acquire 200,000 shares of common stock at a price of $1.00 per share for a period of five years. The options vest over a 36 month period as follows:
                                7/36 of the options vested in April 1998 and
                                1/36 of the options will vest on the first day of each month thereafter. A quarterly performance bonus equal to 10% of the Company's earnings, net of adjustments for interest and taxes. In the event that the bonus exceeds 50%
                                of the gross    annual salary, the bonus will
                                be capped at the amount of the salary for the quarter.

                                On November 6, 1998 the Company entered into an employment agreement with an officer and director that extends for a thirty-six month period commencing on November 9, 1998. Under the terms of the agreement, the Company is obligated to pay the sum of $15,000 per month. In addition, the officer and director was granted incentive stock options to acquire 400,000 shares of eSoft common stock at a price of $4.00 per share for a period of four years. The options vest over a 36 month period as follows: 7/36 of the options will vest in June 1999 and 1/36 of the options will vest on the first day of each month thereafter. The officer and director is also eligible to receive incentive pay equal to 50% of his annual salary paid quarterly based on objectives agreed by officer and the Company's Board of Directors. The incentive pay will be based as follows: one-third on revenue, one-third on earnings and
                                one-third on mutually agreed    quarterly
                                objectives.

                                The Company has entered into employment
                                agreements with four other executive officers with a range of salary levels and benefits. The term of these employment agreements is thirty-six months, at salary levels ranging from $7,500 to $11,000 per month. The agreements terminate from December 2000 through December 2001. The employment agreements provide for either a quarterly performance-based bonus ranging from $5,000 to $12,500, or a 1% commission on gross sales, paid on a monthly basis. In addition to monthly compensation and quarterly bonuses, executives under these agreements have received incentive stock options to purchase between 20,000 and
                                60,000 shares of eSoft common   stock at
                                exercise prices ranging from $1.00 to $6.15 per share.

                                Future commitments under the above employment agreements are $695,000, for 1999, 2000 and 2001.

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

                                The Company on November 10, 1998 served its former President and COO with notice of termination of services pursuant to his employment agreement. The employment agreement required ninety days prior notice of termination of services. The agreement requires payment of three months salary totaling $30,000 and participation in its employee benefits program as severance beginning March 1, 1999.

7. STOCKHOLDERS'                Stock Split
   EQUITY
                                On August 27, 1997, the Board of Directors authorized a stock split of 63.1579 to 1. All references to common share and per share amounts in the accompanying financial statements have been retroactively restated to reflect the effect of the stock split.

                                Private Placements

                                On September 12, 1997, the Company sold 820,000 shares of common stock for $410,000 in a private placement. Warrants to purchase 414,600 shares of common stock were issued to consultants and investors at an exercise price of $1.00 per share. The warrants were modified in January 1998 changing the term to one year and fifteen days after the Company's shares are listed for trading. If the shares are not exercised within a year, the exercise price increases to $1.15 for fifteen days. The net proceeds to the Company after stock issuance costs was $329,159.

                                In December 1997, the Company sold 350,000 shares of common stock for $350,000 in a private placement. The Company granted the promoter of the private placement warrants to purchase an additional 87,500 shares of common stock at $1 per share. The warrants expire December 22, 1999.

                                In January 1998, the Company granted 90,000 shares of common stock to certain employees for past services rendered to the Company. The Company recognized $90,000 of compensation expense based on the fair value of its common stock at that date.

                                During the first quarter of 1998, the Company completed a $290,000 private placement of 290,000 shares of the Company's common stock, at a price of $1.00 per share to officers, directors, and key employees. The Company received $186,981 from the offering net of offering costs.

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================


                                During the first quarter of 1998, the Company accepted stock subscriptions of $150,000 from consultants and an officer of the Company at a price of $1.00 per share. In March and April 1998, $150,000 of the stock subscription was collected. The Vancouver Stock Exchange required shareholder approval of the private placement to the officer which was received in December 1998 at which time the shares were issued to the officer.

                                In June 1998, the Company completed the private placement of 1,468,941 shares of its common stock at a price of $4.25 per share for a total offering of $6,243,000. The net cash proceeds to the Company from the private placement were $5,479,568 after payment of expenses of the offering of $255,607, and payment of $507,825 commissions to the agent, sub-agents, and finders, who in addition were issued warrants to purchase 159,318 shares of the Company's common stock at a price of $4.25 per share in the first year and $4.90 per share in the second year.

                                Initial Public Offering

                                In March 1998, the Company completed its initial public offering in Canada of 1,550,000 shares of the Company's common stock at an offering price of $1.00 per share. Additionally, the agent was issued 110,000 shares of the Company's common stock in the Canadian Offering along with warrants to purchase 250,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. The net cash proceeds to the Company from the IPO was approximately $1,009,000 after payment of expenses of approximately $541,000. In April 1998, the agent exercised its warrants at a price of $1.00 per share and the Company issued 250,000 shares of its common stock.

                                Exercise of Stock Options and Warrants

                                In February 1998, the Company issued 60,000 shares of its common stock at $.50 per share upon exercise of options previously granted.

                                In the third quarter of 1998, the Company issued 70,000 shares of its common stock at a price of $1.00 per share for a total of $70,000 upon the exercise of options and warrants previously granted and are in addition to issuances previously described.

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

                                In the fourth quarter of 1998, the Company issued 35,500 shares of its common stock at a price of $1.00 per share for a total of $35,500 upon the exercise of options and warrants previously granted.

                                Conversion of Debt

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

                                During 1997, the Company entered into an agreement with a business consulting firm to provide services through May 31, 1998 in exchange for convertible notes payable totaling $116,000. The convertible notes payable bear interest at a rate of 12% per annum and are payable on January 2, 1999. The notes are convertible into common stock, at the Company's option, at the price of the Company's contemplated initial public offering.

                                In the first quarter of 1998, the holders of the above convertible notes totaling $355,903 converted the notes into 355,903 shares of common stock at a price of $1.00 per share.

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================



8. LOSS PER                     The following table sets forth the computation
   SHARE                        of basic and diluted loss per share:

                                Years Ended December 31,                    1998              1997
                                ------------------------                 -----------      -----------
                                Numerator -                              $(2,940,662)     $  (355,252)
                                Net loss
                                Denominator -                              5,493,276        1,536,884
                                Denominator for basic and diluted
                                earnings per share - weighted average
                                shares outstanding
                                                                         -----------      -----------
                                Basic and diluted net loss per share     $     (0.54)     $     (0.23)
                                                                         ===========      ===========

                                For the years ended December 31, 1998 and 1997,
                                total stock options and stock   warrants of
                                1,955,418, and 762,100 were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

9. STOCK OPTION                 In September 1998, the Board of Directors, and
   PLAN                         on December 4, 1998, the stockholders of the
                                Company, approved an amended Equity
                                Compensation Plan, originally adopted in August
                                1997 (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. Options to purchase up to 1,700,000 shares of the Company's Common
                                Stock may be granted under the Plan. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than five years. As of December 31, 1998, options to purchase 1,516,500 shares of the Company's common stock had been granted under the Plan.

                                In September 1997, the Company granted options to purchase an aggregate of 260,000 shares of its common stock to employees. Terms of the employee options are 200,000 shares at $1 per share and $60,000 at $.50 per share which expire September 2002.

                                In 1998, the Company granted options to
                                purchase 1,156,500 shares of common stock ranging from $1.00 - $6.85 per share to employees and directors. The shares vest over various periods from 2 months to 36 months. The options
                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

                                expire through February 2003. Of the 1,156,500 options, 60,000 were issued at a price below fair market value at date of grant and, accordingly, the Company recognized compensation expense of $69,600 based on the difference between the exercise price and the fair market value at the grant date.

                                In 1998, the Company granted 100,000 options to consultants at $1 per share, of which 65,000 options vest at date of grant, 35,000 options vest ratably over a 36 month period, with 25,000 of these options being canceled in 1998. The options expire through March 2002.

10.  STOCK OPTIONS              The Company applies APB 25 in accounting for
     AND WARRANTS               stock options and stock purchase warrants
                                granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS 123, the Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the following table.

                                Years Ended December 31,              1998                   1997
                                ------------------------           ------------          ------------
                                Net loss as reported               $ (2,940,662)         $   (355,252)
                                Net loss pro forma                   (2,962,710)             (355,969)
                                Basic and diluted loss
                                  per share as reported                   (0.54)                (0.23)
                                Basic and diluted loss
                                  per share pro forma                     (0.54)                (0.23)

                                Years Ended December 31,               1998               1997
                                ------------------------         ---------------    ------------------
                                Dividend yield                                 0%                    0%
                                Expected volatility                      6 TO 14%                    0%
                                Risk-free interest rates            4.12 TO 6.20%                    6%
                                Expected lives in years          1.17 TO 5 YEARS    0.25 to 1.94 years

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================


                                A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997 is presented below:


                                                                    Options                      Warrants
                                                           ----------------------------    ------------------------
                                                                Weighted Average               Weighted Average
                                                                              Exercise                    Exercise
                                                          Shares               Price         Shares          Price
                                                          ----------      ----------      ----------      ----------
                                Outstanding,
                                January 1, 1997                   --      $       --              --      $       --
                                Granted                      260,000            0.88         502,100            1.00
                                                          ----------      ----------      ----------      ----------
                                Outstanding,
                                December 31, 1997            260,000            0.88         502,100            1.00

                                Granted                    1,256,500            2.79         554,318            3.20
                                Canceled                     (82,750)          (1.37)             --              --
                                Exercised                   (120,500)          (0.75)       (295,000)          (1.00)
                                                          ----------      ----------      ----------      ----------
                                Outstanding,
                                December 31, 1998          1,313,250            2.69         761,418            2.61
                                                          ----------      ----------      ----------      ----------
                                Exercisable,
                                December 31, 1997             60,000            0.50          87,500            1.00
                                                          ----------      ----------      ----------      ----------
                                Exercisable,
                                December 31, 1998            295,694      $     1.21         761,418      $     2.61
                                                          ==========      ==========      ==========      ==========


                                                                                 Options         Warrants
                                                                                ==========      ==========
                                Weighted average fair value of options
                                and warrants granted during 1997                $     0.88      $     1.00
                                Weighted average fair value of options
                                and warrants granted during 1998                $     0.57      $     1.20

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================



                                The following table summarizes information about exercisable stock options and warrants at December 31, 1998 and 1997:

                                                           Outstanding                               Exercisable
                                                     ----------------------------------------   -----------------------
                                                                     Weighted
                                                                      Average       Weighted                   Weighted
                                                                     Remaining      Average                    Averagee
                                   Range of             Number      Contractual     Exercise       Number      Exercise
                                 Exercise Prices     Outstanding       Life          Price       Exercisable     Price
                                 ---------------     -----------       ----          -----       -----------     -----
                                December 31, 1998
                                -----------------
                                OPTIONS:
                                   $1.00                  606,750          3.26     $    1.00       280,861     $    1.00
                                    3.06 - 4.00           581,500          3.74          3.74         1,500          4.00
                                    5.34 - 6.85           125,000          3.61          5.96        13,333          6.50
                                                        ---------     ---------     ---------     ---------     ---------
                                   $1.00 - 6.85         1,313,250          3.50     $    2.69       295,694     $    1.21
                                                        =========     =========     =========     =========     =========
                                WARRANTS:
                                   $1.00 - 1.10           477,100          0.44     $    1.02       477,100     $    1.02
                                    4.25 - 4.68           169,318          1.66          4.28       169,318          4.28
                                    5.34 - 6.98           115,000          4.39          6.77       115,000          6.77
                                                        ---------     ---------     ---------     ---------     ---------
                                   $1.00 - 6.98           761,418          1.30     $    2.61       761,418     $    2.61
                                                        =========     =========     =========     =========     =========
                                December 31, 1997
                                -----------------
                                OPTIONS:
                                   $0.50                   60,000          0.11     $    0.12        60,000     $    0.12
                                    1.00                  200,000          3.40          0.76            --            --
                                                        ---------     ---------     ---------     ---------     ---------
                                   $0.50 - 1.00           260,000          3.51     $    0.88        60,000     $    0.12
                                                        =========     =========     =========     =========     =========
                                WARRANTS:
                                   $1.00                  502,100          0.77     $    1.00        87,500     $    1.00
                                                        =========     =========     =========     =========     =========

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================


                                The weighted average grant date fair value of stock options granted is summarized as follows:

                                Years Ended December 31,                  1998            1997
                                ------------------------                  ----            ----
                                Market value equal to exercise
                                price                                   $ 0.55          $  --
                                Market value greater than
                                exercise price                            0.44             --
                                Market value less than
                                exercise price                            1.15            0.88


                                The weighted average grant date fair value of warrants granted is summarized as follows:


                                Years Ended December 31,                  1998          1997
                                ------------------------                  ----          ----
                                Market value equal to exercise
                                price                                    $  --         $ 1.00
                                Market value greater than
                                exercise price                            0.11             --
                                Market value less than exercise
                                price                                     2.24             --



                                During 1998, the Company granted warrants to purchase 145,000 shares of common stock ranging from $1.00 to $6.98 per share to consultants. The warrants vest immediately and expire at various dates through November 2003. Certain of the consulting agreements are for twelve-month periods and, therefore, the Company recorded an asset of $214,649 that is being amortized over twelve months. In 1998, the Company recognized approximately $108,000 of expense in conjunction with the above warrants.

11.  RELATED PARTY              A director of the Company is also the President,
     TRANSACTIONS               Chief Executive Officer and a director of
                                CANnect Communications, Inc., which is a distributor of the Company's products in Canada. CANnect purchased $47,000 of the Company's products in 1998.

                                                            eSOFT, INCORPORATED

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================


12. BUSINESS                    In 1998, the Company adopted SFAS No. 131,
    SEGMENTS                    "Disclosures About Segments of an Enterprise
                                and Related Information." Disclosures required by SFAS No. 131 are as follows:

                                The Company is engaged in one business segment
                                - Internet Connectivity Solutions.

                                The following table presents information by geographic area:

                                Year Ended December 31, 1998                      Revenues(1)  Long-Lived Assets
                                ----------------------------                      -----------  -----------------
                                United States                                     $3,187,600       $1,066,000
                                Argentina                                            508,000               --
                                Other foreign countries                              172,000               --
                                                                                  ----------       ----------
                                                                                  $3,867,600       $1,066,000
                                                                                  ==========       ==========

                                For the year ended December 31, 1997, there were no foreign sales.

                                (1) Revenues are attributed to countries based on location of customer.

                                During 1998, sales to one domestic customer represented $1,771,000 of the Company's total sales. At December 31, 1998, accounts receivable from this customer was $1,670,833. During 1998, sales to one customer located in Argentina represented $508,000 of the Company's total sales. At December 31, 1998, accounts receivable from this customer was $256,785. For the year end December 31, 1997, there were no such concentrations in sales or accounts receivable.

                                For the years ended December 31, revenues from significant customers consisted of the following:

                                                                           1998         1997
                                                                           ----         ----
                                     Customer:
                                         A                                  46%            -
                                         B (export sales to Argentina       13%            -
                                                                            ==            ==

13.  SUBSEQUENT                 In January 1999, the Company signed a Plan of
     EVENT                      Merger and Agreement with Apexx Technology, Inc
                                ("Apexx"). The proposed merger requires the vote of the shareholders of both companies to approve the merger. The transaction proposes the Company issue 2,947,368 shares of its common stock for all the issued and outstanding shares and options of Apexx. The Company also extended a line of credit to Apexx in the amount of $500,000. At December 31, 1998,
                                $300,000 was outstanding and subsequent to December 31, 1998, the Company extended an additional $200,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

             Name                              Age       Positions
             ----                              ---       ---------
             Philip L. Becker                  51        Chairman, Chief Technical Officer, and Director

             Jeffrey Finn                      40        President, Chief Executive Officer and Director

             Jason M. Rollings                 37        Vice President of Operations

             Thomas Tennessen                  39        Chief Financial Officer, Secretary, and Treasurer

             Robert C. Hartman                 38        Vice President of Engineering

             James R. Bell                     44        Vice President of Business Development

             Jane Merikel                      35        Vice President of Marketing

             Richard Rice                      47        Director


BIOGRAPHICAL INFORMATION

         Philip L. Becker - Mr. Becker, is the Company's Chairman, Chief Technical Officer and director of the Company. Mr. Becker was employed with Martin Marietta Aerospace as a computer systems designer from 1971 to 1983. In 1983 he founded Becker Systems as a computer communications consulting firm. Mr. Becker established the Company in 1984 to manufacture and market his bulletin board product, TBBS. Mr. Becker served as President of the Company until September, 1997. Mr. Becker received a B.S. in Electrical Engineering from Vanderbilt University in 1969. Mr. Becker has been a director of CANnect Communications, Inc. since February 1997.

         Jeffrey Finn - Mr. Finn, has been the President, Chief Executive Officer and a director of eSoft since November 1998. Formerly Senior Vice President of Sales and Marketing Strategy from July 1996 to October 1998 at Evolving Systems, Inc., a company specializing in software solutions for the telecommunications industry, Mr. Finn from April 1990 to March 1996 was a founder of Prairie Systems, where he designed and launched a number of innovative telecommunications software products and services.

         Jason M. Rollings - Mr. Rollings, has been the Company's Vice President of Operations since October 1997. Mr. Rollings was employed with Hi-Tech Manufacturing, a printed circuit board and computer manufacturer, as Director of Manufacturing from April 1995 to November 1997, as Director of Manufacturing for Codar Technology Inc., a military computer manufacturer, from September 1988 to

March 1995, and as Manufacturing Operations Manager for Century Data Inc., a computer software company, from September 1983 to August 1988. Mr. Rollings has successfully completed the Xerox Business Management System program at Anaheim, California, and programs in Executive Management, Facilities Management and Effective Management Systems.

         Thomas Tennessen - Mr. Tennessen, has been the Company's Chief Financial Officer, Secretary, and Treasurer since April 9, 1998. Mr. Tennessen was a financial consultant from March 1997 to April 1998 and was the Chief Financial Officer of Topro, Inc., a publicly-held system integrator, from September 1994 to March 1997.

         Robert C. Hartman - Mr. Hartman, has been the Company's Vice President of Engineering since 1993. From 1990 to 1993 he was employed by the Company as a Senior Software Engineer. Mr. Hartman served as President of Spark Software, a computer consulting company, from 1986 to 1990. Mr. Hartman was employed with Automatix, Inc. as a Senior Software Engineer and Project Leader from 1983 to 1986. Mr. Hartman received both B.S. (1982) and M.S. (1983) degrees in Computer Science from Rensselaer Polytechnic Institute.

         James R. Bell - Mr. Bell, is the Vice-President, Business Development of the Company since December 1998. Mr. Bell has been employed by the Company since April 1998; From January 1990 to April 1998 he was employed as Senior V.P.-Operations for Phoenix Network, Inc.

         Jane Merickel - Ms. Merickel, has been the Company's Vice President of Marketing since December 1998. Ms. Merickel was the Director of Product Marketing for Evolving Systems, Inc., a company specializing in software solutions for the telecommunications industry, from January to December 1998. She was employed in a variety of positions by MCI during the Friends & Family marketing campaign from July 1991 to December 1997, and was the Executive Senior Manager of local sales and service at the time of her departure from MCI.

         Richard Rice - Mr. Rice has been a director of the Company since March of 1998. Mr. Rice has been the President Chief Executive Officer and director of CANnect Communications, Inc., a telecommunications company that provides voice, data and Internet services to the Canadian market, since March 1998. Mr. Rice founded the Costwatch Consulting Group, Inc., a telecommunications consulting company in 1989.

Compliance with Section 16 (a) of the Exchange Act

         Section 16 (a) of the Securities Exchange Act of 1934 ( the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16
(a) reports filed.

         Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from January 1, 1998 through December 31, 1998, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

           The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who received total salary and bonus in excess of $100,000 per annum during the fiscal year ended December 31, 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long Term
                                                                                            Compensation Payouts
                        Annual Compensation                        Awards
                  --------------------------------   ------------------------------------   ---------------------
        (a)            (b)       (c)         (d)       (e)         (f)           (g)            (h)          (i)
                                                                            Securities
                                                     Other   Restricted     Underyling
Name and Principal                                   Annual     Stock      Option/SAR's     LTIP       All Other
Position             Year   Salary ($)   Bonus ($)  Comp ($)  Awards ($)       (#)        Payouts     Compensation
                            ----------   ---------  --------  ----------   ------------   -------     ------------
Philip Becker        1998  $115,833         $0         $0         $0             $0            $0            $0

Chairman and CTO     1997  $100,000         $0         $0         $0             $0            $0            $0

                     1996  $60,000          $0         $0         $0             $0            $0            $0

Jeffrey Finn(1)      1998  $25,909          $0         $0         $0             $0            $0            $0

President and CEO    1997  $0               $0         $0         $0             $0            $0            $0

                     1996  $0               $0         $0         $0             $0            $0            $0

Jason Rollings(2)    1998  $90,000        $35,973      $0         $0             $0            $0            $0

Vice President of    1997  $24,204          $0         $0         $0             $0            $0            $0

Operations           1996  $0               $0         $0         $0             $0            $0            $0

Regis Frank(3)       1998  $120,000         $0         $0         $0             $0            $0            $0

Former President and 1997  $0               $0         $0         $0             $0            $0            $0

  COO                1996  $0               $0         $0         $0             $0            $0            $0

-------
(1) Mr. Finn joined the Company in November 1998.

(2) Mr. Rollins joined the Company in October 1997.

(3) Mr. Frank served as the Company's President and Chief Operating
    Officer from November 1997 to November 1998. Mr. Frank received a salary of $10,000 per month while serving as President and Chief Operating Officer. Pursuant to the severance arrangement described under the heading "Certain Relationships and Related Transactions of the Company -- Severance Arrangement," the Company is required to pay Mr. Franks's salary through May 31, 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

        Prior to the adoption of the Stock Option Plan described below, no stock options were ever granted to or exercised by executive officers of the Company.

        In September 1998, the Board of Directors and on December 4, 1998 the stockholders of the Company approved an amended Equity Compensation Plan, originally adopted in August 1997 (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. Options to purchase up to 1,700,000 shares of the Company's Common Stock may be granted under the Plan. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than five years. As of February 15, 1999, options to purchase 1,254,500 shares of the Company's common stock had been granted under the Plan.

         In the fiscal year ending December 31, 1998, stock options were granted as follows:


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                         % OF TOTAL
                                    NUMBER OF          OPTIONS GRANTED
                                SHARES UNDERLYING      TO EMPLOYEES IN           EXERCISE             EXPIRATION
        NAME                     OPTIONS GRANTED         FISCAL YEAR              PRICE                  DATE
        ----                     ---------------         -----------              -----                  ----
     Jeffrey Finn                  418,000(1)                33%               $ 4.00/share            11/5/02
     Regis Frank                   128,000(2)                10%               $ 1.00/share            1/7/2003(2)
     Jason Rollings                 30,000(3)                 2%               $ 1.00/share            1/7/2002(3)

---------------

(1) Includes 18,000 options granted in consideration of Mr. Finn's services as a director of the Company. 750 options vested for the fiscal year ended December 31, 1998. Options granted in consideration of services as a director vest at a rate of 1/24 each month for two years. The remaining options held by Mr. Finn vest as follows: 77,777 shares vest on June 1999 and 11,111 shares a month vest thereafter until fully vested.

(2) Includes 18,000 options granted in consideration of Mr. Frank's services as a director of the Company. Pursuant to the severance arrangement described below, Mr. Frank will be entitled to exercise 62,500 shares on or before March 31, 1999 per the original vesting schedule. The remaining options terminate on March 31, 1999.

(3) 10,000 options vested for the fiscal year ended December 31, 1998. The options held by Mr. Rollings vest as follows: 1,111 shares a month until fully vested.

            AGGREGATED OPTION/SAR EXERCISES FY-END OPTION/SAR VALUES

           (a)                  (b)            (c)                      (d)                             (e)
                                                                                               Value of Unexercised
                               Shares                     Number of Securities Underlying      In-the Money Options/
                            Acquired on       Value         Unexercised Options/SARs at         SARs at FY-End (#)
Name                          Exercise       Realized   FY-End(#) Exercisable/Unexercisable  Exercisable/Unexercisable(1)
----                          --------       --------   -----------------------------------  -------------------------
Philip Becker
         Chairman & CTO
         Unexercisable          -0-            -0-                   120,111(2)                      $563,321
         Exercisable                                                  97,889                         $459,099

Jeffrey Finn
         President & CEO        -0-            -0-
         Unexercisable                                               417,250(3)                      $705,152
         Exercisable                                                     750                            1,268
Jason Rollings
         Vice President
          of Operations         -0-            -0-                    30,000(4)                      $140,700
         Unexercisable                                                10,000                           46,900
         Exercisable
Regis Frank
         Former President
          and COO
         Unexercisable          -0-            -0-                   128,000(5)                      $600,320
         Exercisable                                                  57,500                          269,675

---------

(1) The year-end value represents the difference between the option exercise prices (ranging from $1.00 to $4.00 per share) and the $5.69 market value of the Company's common stock on December 31, 1998, multiplied by the number of shares under option. Market value represents the closing price reported by the Nasdaq SmallCap Market on December 31, 1998.

(2) Includes 18,000 options granted in consideration of Mr. Becker's services as a director of the Company. Options granted in consideration of services as a director vest at a rate of 1/24 each month for two years. The remaining options held by Mr. Becker vest as follows: 7/36 of these shares vested in April 1998 and 1/36 of these shares vest each month thereafter until fully vested.

(3) Includes 18,000 options granted in consideration of Mr. Finn's services as a director of the Company. Options granted in consideration of services as a director vest at a rate of 1/24 each month for two years. The remaining options held by Mr. Finn vest as follows: options to purchase 77,777 shares are exercisable on June 1999 and options to purchase 11,111 shares vest each month thereafter until fully vested.

(4) The options held by Mr. Rollings vest as follows: 7/36 of these shares vested in August 1998 and 1/36 of these shares vest each month thereafter until fully vested.

(5) Includes 18,000 options granted in consideration of Mr. Frank's services as a director of the Company. Options granted in consideration of services as a director vest at a rate of 1/24 each month for two years. Options granted in consideration of services that vested immediately total 20,000 shares. The remaining options 90,000 held by Mr. Frank vest as follows:
     7/36 of these shares vested in August 1998 and 1/36 of these shares vest each month thereafter until fully vested.

         Compensation of Directors. The directors of the Company are not currently compensated for serving as directors, each director has been granted an option to purchase 18,000 shares of Common Stock at $1.00 per share. Outside director's travel expenses are reimbursed by the Company, Mr. Becker and Mr. Finn also receive compensation as officers.

    EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
                                 ARRANGEMENTS.

Philip Becker

         On September 2, 1997 the Company and Philip Becker, the Chairman, Chief Technical Officer and a director of the Company, entered into an employment agreement (the "Becker Agreement") that extends for a thirty six month period commencing on September 1, 1997. Under the terms of the Becker Agreement, the Company is obligated to pay to Mr. Becker the sum of $10,000 per month. In addition, Mr. Becker was granted incentive stock options to acquire 200,000 shares of the Company's common stock at a price of $1.00 per share for a period of five years. The options vest over a 36 month period as follows:
7/36 of the options vested in April 1998 and 1/36 of the options will vest on the first day of each month thereafter.

         Mr. Becker is also eligible to receive a quarterly performance bonus equal to 10% of the Company's earnings, net of adjustments for interest and taxes. In the event that the bonus exceeds 50% of Mr. Becker's gross annual salary, the bonus will be capped at the amount of Mr. Becker's salary for the quarter.

         The Becker Agreement includes non-competition and confidentiality provisions that extend for 12 months and five years following the termination of Mr. Becker's employment with the Company, respectively. The Becker Agreement may be terminated by either the Company or Becker on 30 days notice without cause. If Mr. Becker's employment is terminated by the Company without cause, the Company must pay Mr. Becker one month's salary for each year of employment since 1992.

Jeffrey Finn

         On November 6, 1998 the Company and Jeffrey Finn, the President and Chief Executive Officer and a director of the Company, entered into an employment agreement that extends for a thirty-six month period commencing on November 9, 1998. Under the terms of the agreement, the Company will pay to Finn the sum of $15,000 per month. In addition, Mr. Finn was granted incentive stock options to acquire 400,000 shares of the Company's common stock at a price of $4.00 per share for a period of four years. The options vest over a thirty-six month period as follows: 7/36 of the options will vest in June 1999 and 1/36 of the options will vest on the first day of each month thereafter.

         Mr. Finn is also eligible to receive incentive pay equal to 50% of his annual salary paid quarterly based on objectives agreed by Mr. Finn and the Company's Board of Directors. The incentive pay will be based as follows: one-third on revenue, one-third on earnings and one-third on mutually agreed quarterly objectives.

Jason Rollings

         On October 7, 1997, the Company provided a letter (the "Rollings Letter") to Jason M. Rollings, the Company's Vice President of Operations, outlining the terms of his employment with the Company. Under the terms of the Rollings Letter, the Company will pay to Mr. Rollings the sum of $7,500 per month. In addition, Mr. Rollings was granted incentive stock options to acquire 30,000 shares of the Company's common stock at a price of $1.00 per share for a period of four years from the date of issuance, January 8, 1998. The options vest over a 36 month period as follows: 7/36 of the options vested in August 1998 and 1/36 of the options will vest on the first day of each month thereafter. Mr. Rollings is also eligible to receive a quarterly performance bonus, based equally on Mr. Rollings performance and the Company's performance, not to exceed $7,500 per quarter.

         Pursuant to the Rollings Letter, the Company also lent Mr. Rollings $20,000. The loan is to be forgiven over a two-year period; $10,000 of such loan was forgiven after one year of Mr. Rollings' service and the remainder will be forgiven when Mr. Rollings has completed his second year of employment with the Company. If Mr. Rollings chooses to leave the Company before completing two years of employment with the Company, he is obligated to repay any portion of the loan still outstanding. If the Company terminates Mr. Rollings' employment for any reason, other than cause, any outstanding loan balance will be immediately forgiven and Mr. Rollings will be entitled to three months severance.

         On March 17, 1998, the Company lent Mr. Rollings an additional $15,000. This loan is to be repaid by Mr. Rollings from any quarterly bonus he receives. If Mr. Rollings chooses to leave the Company before any such loan has been repaid, Mr. Rollings is obligated to repay any outstanding balance related hereto. If the Company terminates Mr. Rollings for any reason, other than cause, any outstanding loan balance will be forgiven. At December 31, 1998, the balance outstanding on this loan was $5,250.

Other Employment Agreements

         The Company has entered into employment agreements with three other executive officers with a range of salary levels and benefits. The term of these employment agreements is thirty-six months, at salary levels ranging from $7,500 to $11,000 per month. The employment agreements provide for either a quarterly performance-based bonus ranging from $5,000 to $12,500, or a 1% commission on gross sales, paid on a monthly basis. In addition to monthly compensation and quarterly bonuses, executives under these agreements have received incentive stock options to purchase between 20,000 and 60,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $6.15 per share. Certain of the executive employment agreements also contain twelve month non-competition and confidentiality provisions, and certain agreements provide for severance payments to continue for three months following a termination of the executive without cause.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth, as of February 22, 1999 the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the Executive Officers and Directors of the Company as a group, and (c) the percentage of ownership of the outstanding Common Stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of Common Stock underlying options and warrants which are exercisable within 60 days from the above date.


                                                                 AMOUNT AND NATURE
                                                                  OF BENEFICIAL
            NAME AND ADDRESS OF BENEFICIAL OWNER                     OWNERSHIP            PERCENT OF CLASS
-------------------------------------------------------------   --------------------      ----------------

Philip L. Becker, Chairman of the Board and Chief Technical
Officer, and a Director ......................................        1,150,111(1)            16.27%
5335 Sterling Drive, Suite C
Boulder, CO 80304

Jeffrey Finn, President and Chief Executive Officer
and a Director ...............................................            9,500(2)             0.14%

Jason M. Rollins, Vice President of Operations ...............           13,333(3)             0.19%

Richard B. Rice, Director ....................................           17,500(4)             0.25%

Regis Frank, Former Chief Operating Officer ..................           62,500(5)              0.9%

All Directors and Executive Officers as a group ..............        1,259,948(6)            17.64%

---------
(1) Includes 123,111 options exercisable presently or within 60 days.

(2) Includes 4,500 options exercisable presently or within 60 days.

(3) Includes 13,333 options exercisable presently or within 60 days.

(4) Includes 10,500 options exercisable presently or within 60 days.

(5) Includes 62,500 options exercisable presently. Mr. Frank left the Company in November 1997.

(6) Includes 209,778 options exercisable presently or within 60 days.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company has entered into transactions with its officers and directors, and with principal shareholders listed in Item 11 or affiliated entities as described below.

SEVERANCE AGREEMENT

           On November 10, 1998 the Company served Regis Frank, the Company's then President and Chief Operating Officer, with notice of termination of services pursuant to his employment agreement. Mr. Frank's employment agreement required the Company to provide Mr. Frank with ninety days prior notice of his termination. In addition, Mr. Frank's employment agreement required the Company to pay Mr. Frank three months salary and to allow Mr. Frank to participate in the Company's employee benefits program for three months as severance following Mr. Frank's termination. Mr. Frank agreed to resign as an officer and director effective November 10, 1998, and the Company agreed to pay to Mr. Frank $10,000 per month, as provided by his employment agreement, through February 28, 1999, and to provide Mr. Frank with severance pay and benefits for three months beginning on March 1, 1999. As part of his severance arrangement, Mr. Frank also has the right to exercise options to purchase 62,500 shares of the Company common stock until March 31, 1999, the remaining options will terminate on March 31, 1999.

RELATED CUSTOMER

           Richard Rice, a director of the Company, is also the President, Chief Executive Officer and a director of CANnect Communications, Inc., which is a distributor of the Company's products in Canada. CANnect purchased $47,000 of the Company products in 1998.

                                    PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS. The following Exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS

2.1* Amended and Restated Agreement and Plan Merger dated January 25, 1999 between eSoft, Inc., eSoft Acquisition Corporation and Apexx Technology, Inc.

2.2* Form of Stockholders' Agreement to be executed by Apexx Technology, Inc. stockholders in connection with the merger

2.3* Form of Optionholders' Agreement to be executed by Apexx Technology, Inc. optionholders in connection with the merger

2.4* Form of Escrow Agreement to be executed by eSoft, Inc. Thomas Loutzenheiser and The Trust Company of The Bank of Montreal

2.5*       Source Code Escrow Agreement among eSoft, Inc., Apex Technology,
           Inc. and DSI

2.6*       Employment Agreement by and between eSoft, Inc. and Thomas
           Loutzenheiser

2.7*       Employment Agreement by and between eSoft, Inc. and Albert
           Youngwerth

2.8*       Employment Agreement by and between eSoft, Inc. and Ray Jenks

2.9*       Employment Agreement by and between eSoft, Inc. and John Hanousek

3.1 Articles of Incorporation (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

3.2 Certificate of Incorporation of New eSoft, Inc. (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

3.3 Certificate of Merger of eSoft, Inc. into New eSoft, Inc. (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

3.4*       Amendment to Certificate of Incorporation of eSoft, Inc.

3.5 Bylaws of eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

3.6 Bylaws of New eSoft, Inc. (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

9.1* Voting Agreement by and between eSoft, Inc and Tom Loutzenheiser, Gayle Loutzenheiser and David Dahms

9.2* Voting Agreement by and between eSoft, Inc and Albert Youngwerth, Heather Youngwerth, Lawrence Lynch, George Minow, Chris Minow, William Rivers, Ray Jenks

10.1 Severance Agreement and Mutual Release dated December 19, 1997 between eSoft and Wayne Farlow (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.2 Agency Agreement with C.M. Oliver Capital (filed with Amendment No. 1 to Registration Statement on Form SB-2, filed March 24, 1998 and incorporated herein by reference).

10.3 Agent's Warrant (filed with Amendment No. 1 to Registration Statement on Form SB-2, filed March 24, 1998 and incorporated herein by reference).

10.4 Lease Agreement dated September 18, 1997 between eSoft and Aspen Industrial Park Partnership (filed with Registration Statement on Form SB-2 on December 24, 1997 and incorporated herein by reference).

10.5 Voting Agreement dated September 2, 1997 between Philip Becker, Pantheon Capital Ltd. And Transition Partners, Ltd. (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.6 Termination Agreement (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.7 Registration Rights Agreement dated September 2, 1997 between Transition Partners, Ltd., Pantheon Capital Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.8 Agreement dated May 6, 1997 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.9 Agreement dated October 14, 1996 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.10 Amendment to Agreement dated August 22, 1997 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.11 Second Amendment to Agreement dated November 11, 1997 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.12 Stock Option Agreement dated November 11, 1997 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.13 Amended Stock Warrant Agreement dated January 29, 1998 (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.14 Consulting Agreement dated August 1, 1997 between eSoft and Kent Nuzum (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.15 Consulting Agreement dated August 22, 1997 between Pantheon Capital Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.16 Amendment to Consulting Agreement dated August 22, 1997 between Pantheon Capital Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.17 Stock Option Agreement dated November 11, 1997 between Pantheon Capital Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.18 Amended Stock Warrant Agreement dated January 29, 1998 (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.19 Stock Option Agreement dated November 11, 1997 between Copeland Consulting Group, Inc. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.20 Amended Stock Warrant Agreement dated January 29, 1998 (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.21 Employment Agreement dated September 2, 1997 between Philip Becker and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.22 Form of Employee Confidentiality Agreement (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.23 Termination Agreement terminating Software Development and Consulting Agreements (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.24 Promissory Note to First National Bank of Arvada, Colorado (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.25 Proposal for financing arrangement from Colorado National Bank (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.26 Employment Agreement dated March 6, 1998 between Regis Frank and eSoft (filed with Amendment No. 1 to Registration Statement on Form SB-2, filed March 24, 1998 and incorporated herein by reference).

10.27 Employment Agreement dated March 6, 1998 between Robert C. Hartman and eSoft (filed with Amendment No. 1 to Registration Statement on Form SB-2, filed March 24, 1998 and incorporated herein by reference).

10.28 Employment Letter dated October 7, 1997 between Jason M. Rollings and eSoft (filed with Amendment No. 2 to Registration Statement on Form SB-2, filed April 17, 1998 and incorporated herein by reference).

10.29 Employment Letter dated October 7, 1997 between Jason M. Rollings and eSoft (filed with Amendment No. 2 to Registration Statement on Form SB-2, filed April 17, 1998 and incorporated herein by reference).

10.30 Employment Agreement between Thomas R. Tennessen and eSoft (filed with Amendment No. 2 to Registration Statement on Form SB-2, filed April 17, 1998 and incorporated herein by reference).

10.31 Employment Agreement between Thomas R. Tennessen and eSoft (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.32 Employment Agreement between James R. Bell and eSoft (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.33 Employment Letter between James M. Love and eSoft (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.34 Consulting Retainer Agreement (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.35 Form of Distributor Agreement (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.36*     Employment Agreement between Jeffrey Finn and eSoft

10.37* Loan agreement entered into by and between eSoft, Inc. and Apexx Technology, Inc. dated December 2, 1998

10.38* Secured promissory note entered into by Apexx Technology, Inc. and eSoft, Inc. dated December 2, 1998

10.39* Security agreement entered into by Apexx Technology, Inc. pledging assets to secure loan agreement entered into dated December 2, 1998

10.40* Stock Pledge Agreement entered into by Thomas Loutzenheiser and eSoft, Inc. dated December 2, 1998 10.41* Guaranty Agreement entered into by Thomas Loutzenheiser and eSoft, Inc. dated December 2, 1998

10.42*     Employment Agreement between Jane Merickel and eSoft dated _________.

*          Filed with Registration Statement on Form S-4 on March 18, 1999.

         (b)Reports on Form 8-K. During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below. No financial statements were filed with these reports. The following report on Form 8-K reported information pursuant to "Item 5 -Other Events".

          i. Form 8-K dated December 8, 1998, filed December 8, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         the Company, Incorporated

Date: March 24, 1999                     By: /s/ Jeffrey Finn
----------------------------                ----------------------------------
                                             Jeffrey Finn
                                             President and CEO


Date: March 24, 1999                     By: /s/ Thomas Tennessen
----------------------------                 ---------------------------------
                                             Principal Financial and
                                             Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                                  Title                                    Date
         ----------                                  -----                                    ----
/s/ Philip Becker                              Chairman, CTO and a                        March 24, 1999
------------------------                            Director
Philip Becker


/s/ Jeffrey Finn                               President CEO and a                        March 24, 1999
------------------------                             Director
Jeffrey Finn


/s/ Thomas Tennessen                           Secretary, Treasurer, and                  March 24, 1999
------------------------                        Chief Financial Officer
Thomas Tennessen

/s/ Richard Rice                                     Director                             March 24, 1999
------------------------
Richard Rice

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
2.1*       Amended and Restated Agreement and Plan Merger dated January 25,
           1999 between eSoft, Inc., eSoft Acquisition Corporation and Apexx
           Technology, Inc.

2.2*       Form of Stockholders' Agreement to be executed by Apexx Technology,
           Inc. stockholders in connection with the merger

2.3*       Form of Optionholders' Agreement to be executed by Apexx Technology,
           Inc. optionholders in connection with the merger

2.4*       Form of Escrow Agreement to be executed by eSoft, Inc. Thomas
           Loutzenheiser and The Trust Company of The Bank of Montreal

2.5*       Source Code Escrow Agreement among eSoft, Inc., Apex Technology,
           Inc. and DSI

2.6*       Employment Agreement by and between eSoft, Inc. and Thomas
           Loutzenheiser

2.7*       Employment Agreement by and between eSoft, Inc. and Albert
           Youngwerth

2.8*       Employment Agreement by and between eSoft, Inc. and Ray Jenks

2.9*       Employment Agreement by and between eSoft, Inc. and John Hanousek

3.1        Articles of Incorporation (filed with Registration Statement on Form
           10-SB on December 22, 1997 and incorporated herein by reference).

3.2        Certificate of Incorporation of New eSoft, Inc. (filed with
           Amendment No. 1 to Registration Statement on Form 10-SB on February
           18, 1998 and incorporated herein by reference).

3.3 Certificate of Merger of eSoft, Inc. into New eSoft, Inc. (filed with Amendment No. 1 to Registration Statement on Form 10-SB on
           February 18, 1998 and incorporated herein by reference).

3.4*       Amendment to Certificate of Incorporation of eSoft, Inc.

3.5        Bylaws of eSoft (filed with Registration Statement on Form 10-SB on
           December 22, 1997 and incorporated herein by reference).

3.6        Bylaws of New eSoft, Inc. (filed with Registration Statement on Form
           10-SB on December 22, 1997 and incorporated herein by reference).

9.1*       Voting Agreement by and between eSoft, Inc and Tom Loutzenheiser,
           Gayle Loutzenheiser and David Dahms

9.2*       Voting Agreement by and between eSoft, Inc and Albert Youngwerth,
           Heather Youngwerth, Lawrence Lynch, George Minow, Chris Minow,
           William Rivers, Ray Jenks

10.1 Severance Agreement and Mutual Release dated December 19, 1997 between eSoft and Wayne Farlow (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.2       Agency Agreement with C.M. Oliver Capital (filed with Amendment No.
           1 to Registration Statement on Form SB-2, filed March 24, 1998 and incorporated herein by reference).

10.3       Agent's Warrant (filed with Amendment No. 1 to Registration
           Statement on Form SB-2, filed March 24, 1998 and incorporated herein by reference).

10.4       Lease Agreement dated September 18, 1997 between eSoft and Aspen
           Industrial Park Partnership (filed with Registration Statement on
           Form SB-2 on December 24, 1997 and incorporated herein by reference).

10.5       Voting Agreement dated September 2, 1997 between Philip Becker,
           Pantheon Capital Ltd. And Transition Partners, Ltd. (filed with
           Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.6       Termination Agreement (filed with Amendment No. 1 to Registration
           Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.7       Registration Rights Agreement dated September 2, 1997 between
           Transition Partners, Ltd., Pantheon Capital Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.8 Agreement dated May 6, 1997 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December
           22, 1997 and incorporated herein by reference).

10.9       Agreement dated October 14, 1996 between Transition Partners, Ltd.
           and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.10      Amendment to Agreement dated August 22, 1997 between Transition
           Partners, Ltd. and eSoft (filed with Registration Statement on Form
           10-SB on December 22, 1997 and incorporated herein by reference).

10.11      Second Amendment to Agreement dated November 11, 1997 between
           Transition Partners, Ltd. and eSoft (filed with Registration
           Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.12      Stock Option Agreement dated November 11, 1997 between Transition
           Partners, Ltd. and eSoft (filed with Registration Statement on Form
           10-SB on December 22, 1997 and incorporated herein by reference).

10.13      Amended Stock Warrant Agreement dated January 29, 1998 (filed with
           Amendment No. 1 to Registration Statement on Form 10-SB on February
           18, 1998 and incorporated herein by reference).

10.14      Consulting Agreement dated August 1, 1997 between eSoft and Kent
           Nuzum (filed with Registration Statement on Form 10-SB on December
           22, 1997 and incorporated herein by reference).

10.15      Consulting Agreement dated August 22, 1997 between Pantheon Capital
           Ltd. and eSoft (filed with Registration Statement on Form 10-SB on
           December 22, 1997 and incorporated herein by reference).

10.16      Amendment to Consulting Agreement dated August 22, 1997 between
           Pantheon Capital Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.17      Stock Option Agreement dated November 11, 1997 between Pantheon
           Capital Ltd. and eSoft (filed with Registration Statement on Form
           10-SB on December 22, 1997 and incorporated herein by reference).

10.18      Amended Stock Warrant Agreement dated January 29, 1998 (filed with
           Amendment No. 1 to Registration Statement on Form 10-SB on February
           18, 1998 and incorporated herein by reference).

10.19      Stock Option Agreement dated November 11, 1997 between Copeland
           Consulting Group, Inc. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.20      Amended Stock Warrant Agreement dated January 29, 1998 (filed with
           Amendment No. 1 to Registration Statement on Form 10-SB on February
           18, 1998 and incorporated herein by reference).

10.21 Employment Agreement dated September 2, 1997 between Philip Becker and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.22      Form of Employee Confidentiality Agreement (filed with Amendment No.
           1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.23      Termination Agreement terminating Software Development and
           Consulting Agreements (filed with Amendment No. 1 to Registration
           Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.24 Promissory Note to First National Bank of Arvada, Colorado (filed with Amendment No. 1 to Registration Statement on Form 10-SB on
           February 18, 1998 and incorporated herein by reference).

10.25      Proposal for financing arrangement from Colorado National Bank
           (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.26 Employment Agreement dated March 6, 1998 between Regis Frank and eSoft (filed with Amendment No. 1 to Registration Statement on Form
           SB-2, filed March 24, 1998 and incorporated herein by reference).

10.27 Employment Agreement dated March 6, 1998 between Robert C. Hartman and eSoft (filed with Amendment No. 1 to Registration Statement on
           Form SB-2, filed March 24, 1998 and incorporated herein by reference).

10.28 Employment Letter dated October 7, 1997 between Jason M. Rollings and eSoft (filed with Amendment No. 2 to Registration Statement on
           Form SB-2, filed April 17, 1998 and incorporated herein by reference).

10.29 Employment Letter dated October 7, 1997 between Jason M. Rollings and eSoft (filed with Amendment No. 2 to Registration Statement on
           Form SB-2, filed April 17, 1998 and incorporated herein by reference).

10.30 Employment Agreement between Thomas R. Tennessen and eSoft (filed with Amendment No. 2 to Registration Statement on Form SB-2, filed
           April 17, 1998 and incorporated herein by reference).

10.31 Employment Agreement between Thomas R. Tennessen and eSoft (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.32      Employment Agreement between James R. Bell and eSoft (filed with
           Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.33      Employment Letter between James M. Love and eSoft (filed with
           Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.34      Consulting Retainer Agreement (filed with Registration Statement on
           Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.35      Form of Distributor Agreement (filed with Registration Statement on
           Form SB-2 on August 19, 1998 and incorporated herein by reference).

10.36*     Employment Agreement between Jeffrey Finn and eSoft

10.37*     Loan agreement entered into by and between eSoft, Inc. and Apexx
           Technology, Inc. dated December 2, 1998

10.38* Secured promissory note entered into by Apexx Technology, Inc. and eSoft, Inc. dated December 2, 1998

10.39* Security agreement entered into by Apexx Technology, Inc. pledging assets to secure loan agreement entered into dated December 2, 1998

10.40* Stock Pledge Agreement entered into by Thomas Loutzenheiser and eSoft, Inc. dated December 2, 1998 10.41* Guaranty Agreement entered into by Thomas Loutzenheiser and eSoft, Inc. dated December 2, 1998
           10.42* Employment Agreement between Jane Merickel and eSoft dated !.

*          Filed with Registration Statement on Form S-4 on March 18, 1999.