Form 10KSB40/A
period 1998-12-31
ESOFT INC
filed 1999-04-21
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
         1934

               For the transition period from           to
                                              ---------    --------

                         COMMISSION FILE NUMBER 00-23527


                               eSOFT, INCORPORATED
                 (Name of Small Business Issuer in its charter)


           DELAWARE                                      84-0938960
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        295 INTERLOCKEN BOULEVARD, SUITE 500, BROOMFIELD, COLORADO 80021
          (Address of principal executive offices, including zip code)

                                 (303) 444-1600
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $.01
                                                             PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were:   $3,867,600

The aggregate market value of the voting stock held by non-affiliates of the issuer was $18,222,594 as of March 16, 1999.

The number of shares of Common Stock outstanding was 7,144,368 shares as of March 16, 1999.

Transitional Small Business Disclosure Format.     Yes [ ]     No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE



                                      None
                               eSOFT, INCORPORATED

                                   FORM 10-KSB

                                TABLE OF CONTENTS




PART I                                                                                                     PAGE

         Item 1.    Description of Business..................................................................3

         Item 2.    Description of Property.................................................................12

         Item 3.    Legal Proceedings.......................................................................13

         Item 4.    Submission of Matters to a Vote of Security Holders.....................................13



PART II

         Item 5.    Market for Common Equity and Related Stockholder Matters................................14

         Item 6.    Management's Discussion and Analysis or Plan of Operation...............................15

         Item 7.    Financial Statements....................................................................22

         Item 8.    Changes in and Disagreements with Accountants on Accounting.............................23
                    and Financial Disclosure


PART III

         Item 9.    Directors and Executive Officers; Compliance with Section 16(a).........................23 of the Exchange Act

         Item 10.   Executive Compensation..................................................................25

         Item 11.   Security Ownership of Certain Beneficial Owners and Management..........................30

         Item 12.   Certain Relationships and Related Transactions..........................................30



PART IV

         Item 13.   Exhibits and Reports on Form 8-K........................................................31


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



         CURRENT DEVELOPMENTS



         The Company proposed the merger with Apexx Technology, Inc. (Apexx) of Boise Idaho and signed a Definitive Merger agreement dated January 25, 1999. The proposed merger requires the vote of the shareholders of both companies to approve the merger. The transaction proposes the Company issue 2,947,368 shares of the Company's common stock for all the issued and outstanding shares and options of Apexx. Additionally, the Company extended Apexx a working capital line of credit of $500,000 with up to an additional $500,000 operating line of credit provided both boards of the companies approve such increases. The transaction requires the Company to complete an S-4 registration statement. In conjunction with the signing of the Definitive Merger Agreement the Company executed an agreement to purchase products from Apexx to sell through its distribution channels. In the first quarter of 1999, the Company will discontinue the sales of the IPAD 1200 and replace it with Apexx's TEAM InternetTM 100. The TEAM InternetTM 100 has much of the same functionality as the IPAD 1200. The Apexx sales team will begin selling the IPAD 2500 to replace the TEAM InternetTM 300 system they previously sold to its higher end customers. Additionally, the Company will add in February 1999, four of the Apexx channel development representatives to the Company's payroll to augment its sales staff providing an integrated sales force.

         As part of the definitive merger agreement, eSoft and Apexx are currently conducting a joint marketing program for the benefit of both companies. Under this combined marketing program the products known by the Company as IPAD is being re-branded utilizing the Apexx product name of TEAM InternetTM. The Company, under the marketing program, is anticipating incurring $800,000 of marketing costs. Should the proposed merger not occur the Company under this combined marketing program will have expended significant resources to promote the TEAM InternetTM brand name rather than the "IPAD" brand. Under this marketing plan the Company will focus on selling the TEAM InternetTM 100 and TEAM InternetTM 2500 (formerly known as the IPAD 2500) products only. The proposed combined marketing program inaugurated a direct mail campaign during February through March 1999 to focus on potential users and VARs of the all-in-one appliance Internet connection. If the merger does not occur, the several month lapse in marketing eSoft products under the "IPAD" brand will make it somewhat difficult for eSoft to reenter the market using the IPAD brand name. This marketing program comprises a direct mail program of 680,000 pieces to potential end users of the Company's and Apexx products. The Company, under the plan, is also targeting 238,000 free standing inserts in business journals in Seattle, Los Angles, Atlanta, Boston, Dallas, New York, and San Francisco focusing on potential end users. Additionally, a 55,000 piece direct mail campaign targeted at Value Added Resellers (VARs) and directed at educating these entities to the all-in-one appliance is formulated around this program. The Company and Apexx anticipate generating approximately 13,500 qualified leads from this program.



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



         IPAD 5000

         The IPAD 5000 is a rugged, rack mountable system designed for use by ISP's, companies with large Wide Area Networks (WAN), and/or large Local Area Networks (LAN). This product requires a higher degree of technical knowledge to implement than other IPAD models, but in return it is far more flexible and configurable than the other models. The hardware includes the ability to customize each unit with up to five different communications interfaces that allow connecting up to four separate LAN's, or up to forty remote offices, or up to 96 simultaneous dial-in, remote access users. In addition, the software can service a nearly unlimited number of e-mail boxes, domain names, and web sites, with the only limitation being disk space used by each. This product is sold direct to end customers due to the complexity of the product.



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



         CONCENTRATION OF SALES



         During the fiscal year ended December 31, 1998, the Company had two customers that accounted for 10% or more of the product sales during that period. These two customers represented 46% and 13% of the Company's revenue for the fiscal year ended December 31, 1998. In 1998, the customer representing 13% of the total sales of the Company, was a foreign customer with the accounts receivable at December 31, 1998 of $256,785. Additionally, these two customers represented 87% of the Company's accounts receivable at December 31, 1998. With such concentration of its sales, the Company is exposed to significant declines in revenue in future periods if one or more of the large customers discontinue or substantially reduces its purchases in future periods. Moreover, the Company's credit risk concentration makes it more vulnerable to a default in payment. See Note 13 to the Financial Statements for further discussion. In addition, the larger customers are electronic products distributors and telecommunication companies in foreign countries that have recently become distributors of the products and have purchased significant quantities of the products to establish inventories of the distributors and their affiliated resellers or dealers or end customers. Unless the products are promptly resold to end users, future sales to these distributors and telecommunication companies will likely decline. No one customer accounted for more than 10% of the Company's total revenue or accounts receivables during the year ended December 31, 1997.

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



         OPERATIONS



         Currently, with respect to the IPAD 1200 and 2500, the Company purchases a base unit (hardware, loaded software, and Local Area Network feed) from suppliers. The IPAD 1200 and 2500 are received in as base units and prior to shipment the required feed interface (56K modem, ISDN, etc.) is installed at its facility in Colorado. The TEAM InternetTM product being sold in 1999 will be purchased from Apexx. The more complex IPAD 5000 is purchased as components and is assembled and configured at its Colorado facility for shipment to the user. The Company has contracted with a manufacturer in Holland to assemble its product for the IPAD 1200 and 2500 with the components shipped from the Company's stock. The manufacturer in Europe purchases communication connection devices, on the Company's behalf, that are specific to the European market for final assembly and shipment to users in Europe.



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



         GOVERNMENT REGULATIONS



         The Company purchases its computer hardware in the United States and requires FCC approval. The Company has performed product testing at accredited test facilities and the IPAD 2500 has passed the FCC tests. The Company's IPAD 5000 is also FCC compliant. The components utilized to assembled the finished product utilizes UL approved components. The Company purchases its IPAD 2500 completed product from manufacturing facilities that are ISO 9000 certified. Within the United States, the market and the rate of market growth are both considered to be sufficiently large as to be able to absorb all of the Company's projected output through at least the next two years. The Company has acquired requisite CE product approval and certification from appropriate agencies that would permit marketing of its IPAD products in the European Union. The company has entered into a contract for manufacture of its IPAD 2500 in Holland. The contract manufacturer was chosen for its existing requisite approvals and ISO 9000 certification. The TEAM InternetTM 100 purchased from Apexx has all the prerequisite approvals as the IPAD 2500.



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



                                                                                          Current
                                                               Square     Term of          Annual
       Function                      Location                   Feet       Lease         Lease Costs
       --------                      --------                  ------     -------        -----------
Corporate Headquarters          5335 Sterling Dr. Suite C       5,300     10/31/2000       $ 58,000
                                Boulder, CO


Shipping and Assembly           6560 Odell Place #G             2,878       4/30/99        $ 27,624
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION



         The following discussion should be read together with the Company's financial statements and accompanying notes included elsewhere in this Joint Proxy Statement/Prospectus.



RESULTS OF OPERATIONS



         Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

         Beginning at the end of December 1997, the Company began expanding sales, marketing, general and administrative personnel to develop an emerging market for the all-in-one appliance for Internet access. During the Company's fiscal year, the Company expended considerable time and resources to expand its market share of the new emerging market for the all-in-one Internet appliance. In an effort to further develop, market, and service these new products to small-to-medium sized businesses in fiscal 1998, the Company expanded in all departments, by adding 16 new employees, located in four states. This represented an 89% increase in personnel over 1997. Additionally, the Company expended substantial resources resulting from becoming a public company and registering various private placements.

         As a consequence of the matters mentioned above, meaningful comparisons of the changes in the Company's operating results to its fiscal year ended December 31, 1997 are difficult to make. During the year ended December 31, 1998, the Company incurred a net loss in the amount of $2,941,000, compared to a net loss in the amount of $355,000 for the year ended December 31, 1997. During 1999, the Company intends to continue rapid expansion of sales and marketing expenditures to develop a North American wholesale distribution network, which will likely result in significantly increased selling, general and administrative expenses and capital expenditures to meet this rapid expansion.

         Revenues. In 1998 revenues increased $2,635,000, or 214%, from $1,233,000 in 1997 to $3,868,000 in 1998. The Company in 1997 expanded its product line and in 1998 began focusing on selling directly to VARs and end users targeting the small-to-medium sized business market until June 1998. In June 1998, the Company transitioned to a two-tier distribution strategy to provide additional access to VARs, resellers, and network consultants. Additionally, the Company was able to leverage the robust IPAD operating system and growth of the Internet in foreign countries and generate substantial revenues from international sales. The IPAD product was qualified for connection to the telecommunication backbone of Argentina, Peru, Chile, Mexico, Spain and Japan. These qualifications permitted the Company to generate 18% of its revenues for the year from product destined to the international marketplace. The remaining 82% of the Company's revenues occurred from sales of product destined to end users in the United States. From August to November of 1998, the Company added channel development representatives ("CDRs") in six major cities to work with VARs, resellers, and distributors to generate product recognition. The Company expended substantial resources in developing the marketplace for the IPAD family of products. The Company added a total of seven employees in the sales area, including a Director of Sales, in 1998. The Company in 1998 generated residual revenues from its TBBS software of approximately $50,000 for the year compared to $62,000 in 1997.

         Gross Margins. The Company's gross profit margin in 1998 was approximately 65% compared to 65% in 1997. The 1998 margin remained flat due to the continued vigilance of the Company in outsourcing production of the product to a contract manufacturer. The outsourcing of the manufacturing permitted the Company to maintain its cost of the product without the addition of more assembly labor, as volumes continued to grow during the year.

         Selling, General and Administrative, Engineering and R & D Expenses (SG&A). SG&A increased from $962,000 (78% of sales) in fiscal 1997, to $5,773,000 (149% of sales) in 1998. This resulted in a 500% increase in SG&A expenditures over the previous fiscal year. The increased expenditures were attributed to the overt activities in 1998 of building the Company's distribution, marketing and sales network in an emerging marketplace for the all-in-one appliance. These expenditures were targeted at building the organization by hiring professional management, personnel and consultants totaling 34 individuals in 1998 compared to 18 employees and consultants in 1997. General and Administrative (G&A) expenses increased from $507,000 in 1997 to $2,370,000 in 1998, or a 368% increase. The increases over the 1997 expenditures arose in support of the Company's continued expansion of its marketing efforts and the increased expenses associated with becoming a public company. In 1998 general and administrative salaries and employee benefits increased by $534,000, consulting and legal expenses increased by $584,000, travel expenses increased by $122,000, bad debts increased by $151,000, stockholders' relations expenses increased by $75,000, filing fees increased by $51,000, and rent expense increased by $54,000. Selling and marketing expenditures increased from $226,000 in 1997 to $2,612,000 in 1998; salaries and employee benefits increased by $1,014,000, travel expenses increased by $292,000 and consulting expense increased by $564,000. Engineering and technical support expenditures increased from $56,000 in 1997 to $589,000 in 1998; salaries and employee benefits increased by $261,000 and consulting expense increased by $161,000. These costs increased in the support of building an organization that can continue to expand the growth of its all-in-one appliance both domestically and internationally.

         Research and Development Expenditures. The Company conducts research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop new applications. Production costs for the development of the software used, for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within the Company's existing product lines. Costs for which technological feasibility had been established, which were capitalized in 1998, totaled $405,000. The Company capitalized $221,000 for such expenditures in 1997. The Company incurred $13,000 in expenses relating to research and development costs in 1998, compared to $57,000 in 1997.

         Other Income (Expenses). Interest income totaled $168,000, an increase of $164,000 over 1997. The increase was associated with the fundraising activities that occurred in 1998 and the investment income from those funds. Interest expense totaled $7,000 in 1998 compared to $31,000 in 1997, a decrease of $24,000. The decrease was due to the pay down and payoff of a term loan in October 1998 from proceeds of the Company's equity funding in 1998.

         Net Loss. The Company incurred a loss of $2,941,000 in 1998, compared to a loss of $355,000 in 1997. The loss from operations in 1998, before income taxes, was $3,103,000, compared to $193,000 in 1997. The increased losses are the result of the Company's aggressive expansion of its product line, marketing efforts, and the hiring of a professional management team to grow the Company in an emerging market.

         Income Taxes and Net Operating Losses. As discussed in Note 5 to the accompanying financial statements, the Company in 1998 recognized a 100% valuation allowance on its net deferred tax asset since it could not be determined if it was more likely than not that it would be realized. The Company has $2,700,000 in net operating loss carryforwards with expirations through 2018. The utilization of certain of the loss carryforwards are limited under
Section 382 of the Internal Revenue Code.

         Management believes that higher levels of operating expenditures will continue through 1999 in order to continue the expansion of the Company's product into an emerging market. The Company anticipates to continue to generate operating losses to attain market penetration. The Company anticipates that an aggressive marketing strategy and its acquisition activities will help establish the Company as a leader in the market segment.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 1998



         Capital and Debt Financing



         During the first quarter, the Company completed a $290,000 private placement of 290,000 shares of the Company's common stock, at a price of $1.00 per share, to officers, directors and key employees. The Company received $186,982 from the offering net of offering costs.

         During the first quarter, the Company accepted stock subscriptions of $150,000 from consultants and an officer of the Company at a price of $1.00 per share. In March and April 1998, $150,000 of the stock subscription was collected. The Vancouver Stock Exchange required shareholder approval of the private placement to the officer, which was received in December 1998, at which time the shares were issued to the officer.

         During the first quarter, the Company issued 60,000 shares of its common stock at a price of $0.50 per share for a total of $30,000 upon the exercise of options. The Company received $600 cash and a note receivable for $29,400 to exercise the shares. The note was subsequently paid in May 1998.

         In the first quarter the Company converted the non-interest bearing note payable to related parties in the amount of $355,903 into 355,903 shares of the Company's common stock at a price of $1.00 per share.

         In March 1998, the Company completed its initial public offering in Canada of 1,550,000 shares of the Company's common stock at an offering price of $1.00 per share. Additionally, the placement agent was issued 110,000 shares of the Company's common stock in the Canadian offering along with warrants to purchase 250,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. The net cash proceeds to the Company from the initial public offering was approximately $1,009,000 after payment of expenses of approximately $541,000.

         In April 1998, the Company issued 250,000 shares of its common stock at a price of $1.00 per share for a total of $250,000, upon the exercise of warrants issued to the placement agent in conjunction with the Company's March 1998 initial public offering.

         In June 1998, the Company completed the private placement of 1,468,941 shares of its common stock at a price of $4.25 per share for a total offering of $6,243,000. The net cash proceeds to the Company from the private placement were approximately $5,480,000 after payment of expenses of the offering of approximately $256,000, and payment of $507,825 (8.13% of the offering price) commissions to the placement agent, subagents, and finders, who were issued warrants to purchase 159,318 shares (10.85% of the offered shares) of the Company's common stock at a price of $4.25 in the first year and $4.90 in the second year.

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

         In the fourth quarter of fiscal 1998, the Company signed a letter of intent to acquire all the outstanding equity securities of Apexx Technology, Inc. in exchange for 2,947,368 shares of the Company's common stock. Under the terms of the letter of intent, the Company provided Apexx with an operating line of credit of up to $500,000 that may be expanded by an additional $500,000 upon the written consent and agreement of the board of directors of each company. As of December 31, 1998, the Company had funded $300,000 of this commitment, and subsequent to December 31, 1998, the Company funded the remaining $200,000 of the operating line commitment. This commitment to support both operations until closing may require additional fundraising activities in the upcoming months.



         Cash Flow



         During the year ended December 31, 1998, the Company used cash from operations in the amount of $4,283,000 compared to $24,000 in the prior year. This is a result of working capital that was utilized to fund the large increases in accounts receivables, inventories, accounts payables, accrued expenses, and the increase in other current assets.

         Cash used in investing activities, totaled $2,761,000 during the year ended December 31, 1998 compared to $263,000 in the prior year. The increase is primarily attributed to the purchase of investments for invested funds, capitalizable costs incurred in the development of the Company's software products, purchase of property plant and equipment for new personnel, and an advance on the line of credit provided to Apexx.

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



YEAR 2000 PROBLEM



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


         State of Readiness of Our Product



         All new products and upgrades introduced by the Company will be Y2K compliant. The Company has tested the remainder of the IPAD system and connections of the IPAD product line to other systems utilizing standard Internet protocols. The testing completed on the IPAD product line to date has lead the Company to believe that the IPAD product will not be affected by a connection to a non-compliant Y2K system. The Company has been testing its existing products for use in the Year 2000 and beyond, and all IPAD products produced after November 1, 1997 are Y2K compliant until 2036. The results of the Company's testing suggest that versions 2.03 and higher of the IPAD 1200, IPAD 2500 and the IPAD 5000 are Y2K compliant.

         However, the Company's testing does not cover every possible computing environment. Accordingly, some customers may have Y2K problems with products that the Company believes are Y2K compliant. The Company's customers may be operating on older versions of hardware platform utilizing the above products software. Early models of the IPAD 2500 and 4500 products shipped before November 1, 1997 may include a BIOS in the computer hardware that is not Y2K compliant. The number of IPAD units affected is estimated to be a small percentage of the installed base. In February 1999 an IPAD software upgrade was released to correct the specific issues caused by use of the non-compliant BIOS. In addition, there is a plan to replace the non- compliant BIOS with a Y2K compliant BIOS if the customer prefers a hardware fix. The cost to the Company of the IPAD software upgrade and/or a BIOS upgrade is not expected to be material. Problems encountered by such customers could be quickly remedied because of the availability of Y2K upgrades and updates for such products.

         The Company has tested the discontinued TBBS product that it no longer markets for Y2K compliance, some of which might still be in use. The Company's TBBS product had one deficiency associated with Y2K that was corrected with a free update released in October 1998. The Company expects that any customers that materially rely on such discontinued products will test them for Y2K compliance and notify the Company if there are problems. The Company's experience in developing Y2K compliant versions of its existing products suggests that, if it is required to correct Y2K problems in such discontinued products, it could do so without incurring material expenses. There will be another free update released in the second quarter of 1999 to correct a similar deficiency in TBBS add-on modules.

         State of Readiness of our Internal Systems



         The Company may be affected by Y2K issues related to non-compliant internal systems developed by the Company or by third-party vendors. The Company has reviewed its internal systems, including its accounting system, and has found them to be Y2K compliant. The Company is not currently aware of any Y2K problem relating to any of its internal, material systems. It does not believe that it has any material systems that contain embedded chips that are not Y2K compliant.

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


         Cost Associated With Y2K Compliance



         The Company does not separately track expenditures relating to Y2K compliance. Such expenditures are primarily absorbed within the product development organization. Based on its overall development expenditures and the amount of time people in the organization are spending on Y2K compliance, the Company believes that its spending on compliance to date has not been material. Furthermore, based on its experiences to date, and its assessment that all material internal systems and all currently marketed products are Y2K compliant, the Company does not anticipate that costs associated with remediating the Company's non-compliant products or internal systems will be material.



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



NEW ACCOUNTING PRONOUNCEMENTS



         The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards that may affect the Company's financial statements as follows:

         In June 1998 FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

         In October 1998 FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management believes that the adoption of SFAS No. 134 will have no material effect on its financial statements.

         In February 1999 FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections." SFAS No. 135 rescinds SFAS No. 75 "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units." GASB Statement No. 25, "Financial Reporting for Defined Benefit Pension Plans and Note Disclosures for Defined Contribution Plan," was issued November 1994, and establishes financial reporting standards for defined benefit pension plans and for the notes to the financial statements of defined contribution plans of state and local governmental entities. Statement 75 is, therefore, no longer needed. This statement also amends FASB Statement No. 35, "Accounting and Reporting by Defined Benefit Pension Plans," to exclude from its scope plans that are sponsored by and provide benefits for the employees of one or more state or local governmental units. This statement also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. This statement is effective for financial statements issued for fiscal years ending after February 15, 1999. Management believes that the adoption of SFAS No. 135 will have no material effect on its financial statements.

         SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires that the costs of start-up activities, including organization costs, be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS




         Report of Independent Certified Public Accountants...................................................F-2

         Balance Sheet at December 31, 1998...................................................................F-3

         Statements of Operations for the Years ended December 31, 1998 and 1997..............................F-5

         Statements of Stockholders' Equity for the Years ended December 31, 1997 and 1998....................F-6

         Statements of Cash Flows for the Years ended December 31, 1998 and 1997..............................F-7

         Summary of Accounting Policies.......................................................................F-9

         Notes to Financial Statements........................................................................F-15


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




NAME                               AGE        POSITIONS
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


BIOGRAPHICAL INFORMATION



         Philip L. Becker. Mr. Becker is the Company's Chairman, Chief Technical Officer and director of the Company. Mr. Becker was employed with Martin Marietta Aerospace as a computer systems designer from 1971 to 1983. In 1983 he founded Becker Systems as a computer communications consulting firm. Mr. Becker established the Company in 1984 to manufacture and market his bulletin board product, TBBS. Mr. Becker served as President of the Company until September, 1997. Mr. Becker received a B.S. in Electrical Engineering from Vanderbilt University in 1969. Mr. Becker has been a director of CANnect Communications, Inc. since February 1997.



         Jeffrey Finn. Mr. Finn has been the President, Chief Executive Officer and a director of the Company since November 1998. Formerly Senior Vice President of Sales and Marketing Strategy from July 1996 to October 1998 at Evolving Systems, Inc., a company specializing in software solutions for the telecommunications industry, Mr. Finn from April 1990 to March 1996 was a founder of Prairie Systems, where he designed and launched a number of innovative telecommunications software products and services.

         Jason M. Rollings. Mr. Rollings has been the Company's Vice President of Operations since October 1997. Mr. Rollings was employed with Hi-Tech Manufacturing, a printed circuit board and computer manufacturer, as Director of Manufacturing from April 1995 to November 1997, as Director of Manufacturing for Codar Technology Inc., a military computer manufacturer, from September 1988 to March 1995, and as Manufacturing Operations Manager for Century Data Inc., a computer software company, from September 1983 to August 1988. Mr. Rollings has successfully completed the Xerox Business Management System program at Anaheim, California, and programs in Executive Management, Facilities Management and Effective Management Systems.



         Thomas Tennessen. Mr. Tennessen has been the Company's Chief Financial Officer, Secretary, and Treasurer since April 9, 1998. Mr. Tennessen was a financial consultant from March 1997 to April 1998 and was the Chief Financial Officer of Topro, Inc., a publicly-held system integrator, from September 1994 to March 1997.



         Robert C. Hartman. Mr. Hartman has been the Company's Vice President of Engineering since 1993. From 1990 to 1993 he was employed by the Company as a Senior Software Engineer. Mr. Hartman served as President of Spark Software, a computer consulting company, from 1986 to 1990. Mr. Hartman was employed with Automatix, Inc. as a Senior Software Engineer and Project Leader from 1983 to 1986. Mr. Hartman received both B.S. (1982) and M.S. (1983) degrees in Computer Science from Rensselaer Polytechnic Institute.



         James R. Bell. Mr. Bell is the Vice-President, Business Development of the Company since December 1998. Mr. Bell has been employed by the Company since April 1998; From January 1990 to April 1998 he was employed as Senior V.P.-Operations for Phoenix Network, Inc.



         Jane Merickel. Ms. Merickel, has been the Company's Vice President of Marketing since December 1998. Ms. Merickel was the Director of Product Marketing for Evolving Systems, Inc., a company specializing in software solutions for the telecommunications industry, from January to December 1998. She was employed in a variety of positions by MCI during the Friends & Family marketing campaign from July 1991 to December 1997, and was the Executive Senior Manager of local sales and service at the time of her departure from MCI.



         Richard Rice. Mr. Rice has been a director of the Company since March of 1998. Mr. Rice has been the President Chief Executive Officer and director of CANnect Communications, Inc., a telecommunications company that provides voice, data and Internet services to the Canadian market, since March 1998. Mr. Rice founded the Costwatch Consulting Group, Inc., a telecommunications consulting company in 1989.



         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



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




ITEM 10.   EXECUTIVE COMPENSATION



         The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer, to the two executive officers who received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1998, and to one former executive officer who received total salary in excess of $100,000 during the fiscal year ended December 31, 1998. The Company did not make any long-term compensation awards to any of the named executive officers during the periods indicated.



                           SUMMARY COMPENSATION TABLE




                                                                    ANNUAL COMPENSATION                  AWARDS
                                                      -------------------------------------------      ----------

                                                                                                       SECURITIES
                                                                                      OTHER ANNUAL     UNDERLYING
NAME AND PRINCIPAL POSITION                           YEAR      SALARY        BONUS   COMPENSATION      OPTIONS

Philip Becker                                         1998     $115,833         --         --             --
Chairman and Chief Technical Officer                  1997     $100,000         --         --          218,000
                                                      1996     $ 60,000         --         --             --

Jeffrey Finn(1)                                       1998     $ 25,909         --         --          418,000
President and Chief Executive Officer                 1997         --           --         --             --
                                                      1996         --           --         --             --

Jason Rollings(2)                                     1998     $ 90,000     $ 35,973       --             --
Vice President of Operations                          1997     $ 24,204         --         --           30,000
                                                      1996         --           --         --             --

Regis Frank(3)                                        1998     $120,000         --         --             --
Former President and Chief Operating                  1997         --           --         --          128,000
Officer                                               1996         --           --         --             --


(1)   Mr. Finn joined the Company in November 1998

(2)   Mr. Rollings joined the Company in October 1997.

(3) Mr. Frank served as the Company's President and Chief Operating Officer from November 1997 to October 1998. Mr. Frank received a salary of $10,000 per month while serving as President and Chief Operating Officer. Pursuant to the severance arrangement described in Item 12., the Company is required to pay Mr. Frank's salary through May 31, 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR



         Prior to the adoption of the equity incentive plan described below under the heading "-- Stock Option Plan," no stock options were ever granted to or exercised by executive officers of the Company. In the fiscal year ending December 31, 1998, stock options were granted to the executive officers named in the Summary Compensation Table as follows:




                                                   % OF TOTAL OPTIONS
                                                         GRANTED

                               NUMBER OF            TO DIRECTORS AND
                                                      EMPLOYEES IN              EXERCISE               EXPIRATION
                           SHARES UNDERLYING
NAME                        OPTIONS GRANTED            FISCAL YEAR               PRICE                    DATE

Jeffrey Finn(1)                  418,000                   33%                 $4.00/share              11/5/2002

----------------------
(1) Includes 18,000 options granted in consideration of Mr. Finn's services as a director of the Company. 750 options vested for the fiscal year ended December 31, 1998. Options granted in consideration of services as a director vest at a rate of 1/24 each month for two years. The remaining options held by Mr. Finn vest as follows: 77,777 shares vest on June 1999 and 11,111 shares a month vest thereafter until fully vested.



        AGGREGATED OPTION/SAR EXERCISES FISCAL YEAR-END OPTION/SAR VALUES




                                                                                          VALUE OF UNEXERCISED
                          SHARES                   NUMBER OF SECURITIES UNDERLYING
                                        VALUE                                          IN-THE MONEY OPTIONS/SARS AT
                       ACQUIRED ON                   UNEXERCISED OPTIONS/SARS AT
NAME                     EXERCISE     REALIZED             FISCAL YEAR-END                 FISCAL YEAR-END(1)

Philip Becker(2)
  Unexercisable             0          $    0                  120,111                         $   563,321
  Exercisable               0          $    0                   97,889                         $   459,099

Jeffrey Finn(3)
  Unexercisable             0          $    0                  417,250                         $   705,152
  Exercisable               0          $    0                      750                         $     1,268

Jason Rollings(4)
  Unexercisable             0          $    0                   20,000                         $    93,800
  Exercisable               0          $    0                   10,000                         $    46,900

Regis Frank(5)
  Unexercisable             0          $    0                   65,500                         $   307,195
  Exercisable               0          $    0                   62,500                         $   293,125

(1) The year-end value represents the difference between the option exercise prices (ranging from $1.00 to $4.00 per share) and the market value of the Company's common stock on December 31, 1998, multiplied by the number of shares under option. The market value on December 31, 1998 was determined by reference to the closing price on December 31, 1998 of $5.69, as reported by the Nasdaq SmallCap market.

(2) Includes 18,000 options granted in consideration of Mr. Becker's services as a director of the Company. Options granted in consideration of services as a director vest at a rate of 1/24 each month for two years. The remaining options held by Mr. Becker vest as follows: 7/36 of these shares vested in April 1998 and 1/36 of these shares vest each month thereafter until fully vested.

(3) Includes 18,000 options granted in consideration of Mr. Finn's services as a director of the Company. Options granted in consideration of services as a director vest at a rate of 1/24 each month for two years. The remaining options held by Mr. Finn vest as follows: options to purchase 77,777 shares are exercisable in June 1999 and options to purchase 11,111 shares vest each month thereafter until fully vested.

(4) The options held by Mr. Rollings vest as follows: 7/36 of these shares vested in August 1998 and 1/36 of these shares vest each month thereafter until fully vested.

(5) Includes 18,000 options granted in consideration of Mr. Frank's services as a director of the Company. Pursuant to the severance arrangement described below, Mr. Frank had the option to exercise up to 62,500 shares on or before March 31, 1999. All unexercised options terminated on March 31, 1999.



         DIRECTOR COMPENSATION



         The Company's directors do not currently receive cash compensation for serving as directors. Other than Mr. Eyestone, who was granted options to purchase 25,000 shares of the Company's common stock, each director has been granted options to purchase 18,000 shares of the Company's common stock. These options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Each director's travel expenses are reimbursed by the Company. Options granted in consideration of services as a director vest at a rate of 1/24 each month for two years.



         EMPLOYMENT AGREEMENTS



         Philip Becker



         On September 2, 1997, the Company and Philip Becker, the Chairman, Chief Technical Officer and a director of the Company, entered into an employment agreement (the "Becker Agreement") that extends for a thirty-six month period commencing on September 1, 1997. Under the terms of the Becker Agreement, the Company is obligated to pay to Mr. Becker the sum of $10,000 per month. In addition, Mr. Becker was granted incentive stock options to acquire 200,000 shares of the Company's common stock at a price of $1.00 per share for a period of five years. The options vest over a 36 month period as follows: 7/36 of the options vested in April 1998 and 1/36 of the options will vest on the first day of each month thereafter.



         Mr. Becker is also eligible to receive a quarterly performance bonus equal to 10% of the Company's earnings, net of adjustments for interest and taxes. In the event that the bonus exceeds 50% of Mr. Becker's gross annual salary, the bonus will be capped at the amount of Mr. Becker's salary for the quarter.

         The Becker Agreement includes non-competition and confidentiality provisions that extend for 12 months and five years following the termination of Mr. Becker's employment with the Company, respectively. The Becker Agreement may be terminated by either the Company or Mr. Becker on 30 days notice without cause. If Mr. Becker's employment is terminated by the Company without cause, the Company must pay Mr. Becker one month's salary for each year of employment since 1992.



         Jeffrey Finn



         On November 6, 1998, the Company and Jeffrey Finn, the President and Chief Executive Officer and a director of the Company, entered into an employment agreement that extends for a thirty-six month period commencing on November 9, 1998. Under the terms of the agreement, the Company will pay to Mr. Finn the sum of $15,000 per month. In addition, Mr. Finn was granted incentive stock options to acquire 400,000 shares of the Company's common stock at a price of $4.00 per share for a period of four years. The options vest over a 36 month period as follows: 7/36 of the options will vest in June 1999 and 1/36 of the options will vest on the first day of each month thereafter.

         Mr. Finn is also eligible to receive incentive pay equal to 50% of his annual salary paid quarterly based on objectives agreed by Mr. Finn and the Company Board of Directors. The incentive pay will be based as follows: one-third on revenue, one-third on earnings and one-third on mutually agreed quarterly objectives.



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


         Other Employment Agreements



         The Company has entered into employment agreements with three other executive officers with a range of salary levels and benefits. The term of these employment agreements is thirty-six months, at salary levels ranging from $7,500 to $8,250 per month. The employment agreements provide for either a quarterly performance-based bonus ranging from $5,000 to $10,000, or a 1% commission on net sales revenues, paid on a quarterly basis. In addition to monthly compensation and quarterly bonuses, executives under these agreements have received incentive stock options to purchase between 40,000 and 60,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $6.50 per share. These executive employment agreements also contain twelve month noncompetition and confidentiality provisions, and provide for severance payments following a termination of the executive without cause.



         STOCK OPTION PLAN



         In September 1998 the Board of Directors and on December 4, 1998 the stockholders of the Company approved an amended Equity Compensation Plan, originally adopted in August 1997 (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. Options to purchase up to 1,700,000 shares of the Company's common stock may be granted under the Plan. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than five years. As of February 15, 1999, options to purchase 1,254,500 shares of the Company's common stock had been granted under the Plan.

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

                                                                      AMOUNT AND NATURE
                                                                        OF BENEFICIAL
                                                                          OWNERSHIP
            NAME AND ADDRESS OF BENEFICIAL OWNER                                                     PERCENT OF CLASS
------------------------------------------------------------      --------------------------       ---------------------

Philip L. Becker, Chairman of the Board and Chief
Technical Officer, and a Director...........................            1,150,111(1)                      16.27%
5335 Sterling Drive, Suite C
Boulder, CO 80304

Jeffrey Finn, President and Chief Executive Officer
and a Director..............................................                9,500(2)                       0.14%

Jason M. Rollins, Vice President of Operations .............               13,333(3)                       0.19%

Richard B. Rice, Director...................................               17,500(4)                       0.25%

Regis Frank, Former Chief Operating Officer.................               62,500(5)                        0.9%

All Directors and Executive Officers as a group.............            1,259,948(6)                      17.64%

------------------------

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



           SEVERANCE ARRANGEMENT



     On November 10, 1998 the Company served Regis Frank, the Company's then President and Chief Operating Officer, with notice of termination of services pursuant to his employment agreement. Mr. Frank's employment agreement required the Company to provide Mr. Frank with ninety days prior notice of his termination. In addition, Mr. Frank's employment agreement required the Company to pay Mr. Frank three months salary and to allow Mr. Frank to participate in the Company's employee benefits program for three months as severance following Mr. Frank's termination. Mr. Frank agreed to resign as an officer and director effective November 10, 1998, and the Company agreed to pay to Mr. Frank $10,000 per month, as provided by his employment agreement, through February 28, 1999, and to provide Mr. Frank with severance pay and benefits for three months beginning on March 1, 1999. As part of his severance arrangement, Mr. Frank also has the right to exercise options to purchase 62,500 shares of the Company's common stock until March 31, 1999, the remaining options will terminate on March 31, 1999.



           RELATED CUSTOMER



           Richard Rice, a director of the Company, is also the President, Chief Executive Officer and a director of CANnect Communications, Inc., which is a distributor of the Company's products in Canada.
CANnect purchased $47,000 of the Company products in 1998.



                                     PART IV



ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K



           EXHIBITS

           The following Exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:




EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS

2.1 Amended and Restated Agreement and Plan Merger dated January 25, 1999 between eSoft, Inc., eSoft Acquisition Corporation and Apexx Technology, Inc. (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
2.2 Form of Stockholders' Agreement to be executed by Apexx Technology, Inc. stockholders in connection with the merger (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
2.3 Form of Optionholders' Agreement to be executed by Apexx Technology, Inc. optionholders in connection with the merger (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
2.4 Form of Escrow Agreement to be executed by eSoft, Inc. Thomas Loutzenheiser and The Trust Company of The Bank of Montreal (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
2.5 Source Code Escrow Agreement among eSoft, Inc., Apex Technology, Inc. and DSI (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
2.6 Employment Agreement by and between eSoft, Inc. and Thomas Loutzenheiser (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
2.7 Employment Agreement by and between eSoft, Inc. and Albert Youngwerth (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
2.8 Employment Agreement by and between eSoft, Inc. and Ray Jenks (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
2.9 Employment Agreement by and between eSoft, Inc. and John Hanousek (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).

3.1 Articles of Incorporation (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).
3.2 Certificate of Incorporation of New eSoft, Inc. (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).
3.3 Certificate of Merger of eSoft, Inc. into New eSoft, Inc. (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).
3.4 Amendment to Certificate of Incorporation of eSoft, Inc. (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
3.5 Bylaws of eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).
3.6 Bylaws of New eSoft, Inc. (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).
9.1 Voting Agreement by and between eSoft, Inc and Tom Loutzenheiser, Gayle Loutzenheiser and David Dahms (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
9.2 Voting Agreement by and between eSoft, Inc and Albert Youngwerth, Heather Youngwerth, Lawrence Lynch, George Minow, Chris Minow, William Rivers, Ray Jenks (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
10.1 Severance Agreement and Mutual Release dated December 19, 1997 between eSoft and Wayne Farlow (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).
10.2 Agency Agreement with C.M. Oliver Capital (filed with Amendment No. 1 to Registration Statement on Form SB-2, filed March 24, 1998 and incorporated herein by reference).
10.3 Agent's Warrant (filed with Amendment No. 1 to Registration Statement on Form SB-2, filed March 24, 1998 and incorporated herein by reference).
10.4 Lease Agreement dated September 18, 1997 between eSoft and Aspen Industrial Park Partnership (filed with Registration Statement on Form SB-2 on December 24, 1997 and incorporated herein by reference).
10.5 Voting Agreement dated September 2, 1997 between Philip Becker, Pantheon Capital Ltd. And Transition Partners, Ltd. (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).
10.6 Termination Agreement (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).
10.7 Registration Rights Agreement dated September 2, 1997 between Transition Partners, Ltd., Pantheon Capital Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).
10.8 Agreement dated May 6, 1997 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).
10.9 Agreement dated October 14, 1996 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).
10.10 Amendment to Agreement dated August 22, 1997 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).
10.11 Second Amendment to Agreement dated November 11, 1997 between Transition Partners, Ltd. and eSoft (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

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

10.28 Employment Letter dated October 7, 1997 between Jason M. Rollings and eSoft (filed with Amendment No. 2 to Registration Statement on Form SB-2, filed April 17, 1998 and incorporated herein by reference).
10.29 Employment Letter dated October 7, 1997 between Jason M. Rollings and eSoft (filed with Amendment No. 2 to Registration Statement on Form SB-2, filed April 17, 1998 and incorporated herein by reference).
10.30 Employment Agreement between Thomas R. Tennessen and eSoft (filed with Amendment No. 2 to Registration Statement on Form SB-2, filed April 17, 1998 and incorporated herein by reference).
10.31 Employment Agreement between Thomas R. Tennessen and eSoft (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).
10.32 Employment Agreement between James R. Bell and eSoft (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).
10.33 Employment Letter between James M. Love and eSoft (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).
10.34 Consulting Retainer Agreement (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).
10.35 Form of Distributor Agreement (filed with Registration Statement on Form SB-2 on August 19, 1998 and incorporated herein by reference).
10.36 Employment Agreement between Jeffrey Finn and eSoft (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
10.37 Loan agreement entered into by and between eSoft, Inc. and Apexx Technology, Inc. dated December 2, 1998 (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
10.38 Secured promissory note entered into by Apexx Technology, Inc. and eSoft, Inc. dated December 2, 1998 (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
10.39 Security agreement entered into by Apexx Technology, Inc. pledging assets to secure loan agreement entered into dated December 2, 1998 (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
10.40 Stock Pledge Agreement entered into by Thomas Loutzenheiser and eSoft, Inc. dated December 2, 1998 (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
10.41 Guaranty Agreement entered into by Thomas Loutzenheiser and eSoft, Inc. dated December 2, 1998 (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
10.42 Employment Agreement between Jane Merickel and eSoft (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).

           REPORTS ON FORM 8-K



           During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below. No financial statements were filed with these reports. The following report on Form 8-K reported information pursuant to "Item 5 -Other Events".



               1. Form 8-K dated December 8, 1998, filed December 8, 1998.

                              FINANCIAL STATEMENTS

                                    CONTENTS


                                                                                                    PAGE

Report of Independent Certified Public Accountants...................................................F-2
Balance Sheet at December 31, 1998...................................................................F-3
Statements of Operations for the Years ended December 31, 1998 and 1997..............................F-5
Statements of Stockholders' Equity for the Years ended December 31, 1997 and 1998....................F-6
Statements of Cash Flows for the Years ended December 31, 1998 and 1997..............................F-7
Summary of Accounting Policies.......................................................................F-9
Notes to Financial Statements........................................................................F-15

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




Denver, Colorado
January 29, 1999
                                                             eSOFT, INCORPORATED

                                                                   BALANCE SHEET
================================================================================


December 31,                                                                       1998
------------                                                                    -----------
ASSETS
CURRENT:
   Cash and cash equivalents                                                    $   655,650
   Investment securities (Note 1)                                                 1,991,541
   Accounts receivable, less allowance of $250,000 for possible losses            1,965,085
   Note receivable (Note 2)                                                         300,000
   Inventories (Note 3)                                                           1,254,696
   Prepaid expenses and other                                                       177,416
                                                                                -----------
Total current assets                                                              6,344,388
                                                                                -----------
PROPERTY AND EQUIPMENT:
   Computer equipment                                                               217,176
   Furniture and equipment                                                          187,464
                                                                                -----------
                                                                                    404,640
   Less accumulated depreciation                                                    205,688
                                                                                -----------
Net property and equipment                                                          198,952
                                                                                -----------
OTHER ASSETS:
   Capitalized software development costs,
   net of accumulated amortization of $314,453                                      867,072
   Other                                                                              7,039
                                                                                -----------
Total other assets                                                                  874,111
                                                                                -----------
                                                                                $ 7,417,451
                                                                                ===========

                       See accompanying summary of accounting policies and notes
                                                        to financial statements.

                                                            eSOFT, INCORPORATED

================================================================================


December 31,                                                                       1998
------------                                                                    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
Accounts payable                                                                $   968,533
Deferred revenue                                                                     23,910
Customer deposits                                                                   248,287
Accrued expenses:
   Payroll and payroll taxes                                                        256,033
   Other                                                                            140,184
                                                                                -----------
Total current liabilities                                                         1,636,947
                                                                                -----------
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 13)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                               --
   Common stock, $.01 par value, 50,000,000
     shares authorized, 6,863,502 shares issued
     and outstanding                                                                 68,635
   Additional paid in capital                                                     9,032,480
   Accumulated deficit                                                           (3,320,611)
                                                                                -----------
Total stockholders' equity                                                        5,780,504
                                                                                -----------
                                                                                $ 7,417,451
                                                                                ===========

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

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================


                                                        Common Stock          Additional                         Total
Years Ended December 31,                          ------------------------      Paid in       Accumulated     Stockholders'
1997 and 1998                                       Shares       Amount         Capital         Deficit          Equity
-------------                                     ---------    -----------    -----------     -----------     ------------
BALANCE, January 1, 1997                          1,263,158    $    12,632    $   467,973     $   (24,697)    $   455,908
   Issuance of common stock pursuant to             820,000          8,200        320,959            --           329,159
     private placements, net of offering
     costs of $80,841 (Note 7)
   Common stock subscribed (Note 7)                 350,000          3,500        346,500            --           350,000
   Net loss for the year                               --             --             --          (355,252)       (355,252)
                                                  ---------    -----------    -----------     -----------     -----------
BALANCE, December 31, 1997                        2,433,158         24,332      1,135,432        (379,949)        779,815

   Issuance of compensatory options (Note 9)           --             --           69,600            --            69,600
   Issuance of warrants for consulting
     services (Note 10)                                --             --          214,649            --           214,649
   Exercise of warrants and options (Note 7)        415,500          4,155        381,345            --           385,500
   Issuance of common stock pursuant to
     initial public offering, net of
     offering costs of $540,850 (Note 7)          1,550,000         15,500        993,650            --         1,009,150
   Issuance of common stock pursuant to
     private placements, net of offering
     costs of $866,449 (Note 7)                   1,908,941         19,089      5,797,460            --         5,816,549
   Issuance of common stock to
     employees (Note 7)                              90,000            900         89,100            --            90,000
   Issuance of common stock for offering
     fees (Note 7)                                  110,000          1,100         (1,100)           --              --
   Issuance of common stock pursuant to
     conversion of notes payable (Note 7)           355,903          3,559        352,344            --           355,903
   Net loss for the year                               --             --             --        (2,940,662)     (2,940,662)
                                                  ---------    -----------    -----------     -----------     -----------
BALANCE, December 31, 1998                        6,863,502    $    68,635    $ 9,032,480     $(3,320,611)    $ 5,780,504
                                                  =========    ===========    ===========     ===========     ===========

                       See accompanying summary of accounting policies and notes
                                                        to financial statements.

                                                             eSOFT, INCORPORATED

                                                        STATEMENTS OF CASH FLOWS
================================================================================


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Years Ended December 31,                                      1998               1997
------------------------------------------------          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(2,940,662)       $  (355,252)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                          353,278            141,943
       Loss on sale of assets                                   1,013              7,803
       Amortization of discount on investments                (71,624)              --
       Issuance of common stock for compensation               90,000               --
       Provision for losses on accounts receivable            202,440             48,000
       Provision for inventory obsolescence                    59,440               --
       Deferred tax expense (benefit)                        (162,000)           162,000
       Consulting expense incurred for note payable              --               41,000
       Issuance of compensatory options                        69,600               --
       Changes in operating assets and liabilities:
         Accounts receivable                               (1,967,693)          (213,167)
         Inventories                                       (1,219,529)           (35,948)
         Other assets                                         (20,503)           (39,777)
         Accounts payable                                     793,779            145,026
         Accrued expenses and other                           552,555             85,915
         Deferred revenue                                     (22,712)           (11,348)
                                                          -----------        -----------
Net cash used in operating activities                      (4,282,618)           (23,805)
                                                          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                 (1,919,917)              --
   Proceeds from sale of assets                                 2,722               --
   Purchase of property and equipment                        (144,593)           (21,989)
   Advances on non-operating notes
     receivable - employee                                    (15,000)           (20,000)
   Payments received from non-operating
     notes receivable - employee                               20,443               --
   Additions to capitalized software                         (405,000)          (221,139)
   Advances on non-operating notes receivable                (300,000)              --
                                                          -----------        -----------
Net cash used in investing activities                      (2,761,345)          (263,128)
                                                          ===========        ===========

                       See accompanying summary of accounting policies and notes
                                                        to financial statements.

                                                             eSOFT, INCORPORATED

================================================================================


Years Ended December 31,                                       1998               1997
------------------------------------------------           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock, warrants and options         8,618,938            560,000
   Offering costs paid                                      (1,126,405)           (80,841)
   Proceeds from stock subscription receivable                 200,000               --
   Proceeds from borrowings                                       --              100,000
   Payments on borrowings                                      (75,757)           (24,243)
   Proceeds (payments) from related party borrowings           (20,000)            20,000
   Deferred offering costs                                        --             (205,896)
                                                           -----------        -----------
Net cash provided by financing activities                    7,596,776            369,020
                                                           -----------        -----------
INCREASE IN CASH AND CASH EQUIVALENTS                          552,813             82,087
CASH AND CASH EQUIVALENTS, beginning of year                   102,837             20,750
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS, end of year                     $   655,650        $   102,837
                                                           ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $     6,805        $    31,012
                                                           ===========        ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Common stock issued for conversion of debt              $   355,903        $      --
   Common stock issued for offering costs                        1,100               --
   Warrants issued for consulting services                     214,649               --
   Convertible notes payable issued for consulting
     services and deferred offering costs                         --              116,000
   Common stock issued for subscription receivable                --              200,000
                                                           ===========        ===========

                       See accompanying summary of accounting policies and notes
                                                        to financial statements.

                                                             eSOFT, INCORPORATED

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================


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

INVESTMENT      Investment securities are classified as either held-to-maturity,
SECURITIES      available-for-sale or trading. Investment securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. It is management's intention and it has the ability to hold investment securities classified as held-to-maturity and, accordingly, adjustments are not made for temporary declines in their market value below amortized cost. Investment securities classified as available-for-sale are carried at their estimated market value with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Investment securities
                                                             eSOFT, INCORPORATED

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================


                 classified as trading are carried at estimated market value. Unrealized holding gains and losses for trading securities are included in the statements of income. Gains and losses on securities sold are determined based on the specific identification of the securities sold. At December 31, 1998, all investments are classified as held-to-maturity.

INVENTORIES      Inventories, consisting of purchased goods, are valued at the lower of cost (weighted-average) or market.

PROPERTY AND     Property and equipment are stated at cost. Depreciation is
EQUIPMENT        computed using the straight-line method over the estimated useful lives (generally five years) of the assets.

                 Depreciation expense for the years ended December 31, 1998 and 1997, was $56,725 and $25,031.

CAPITALIZED      Costs incurred internally in creating software products for
SOFTWARE COSTS   resale are charged to expense until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of amortized cost or net realizable value.

                 In accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, the Company recognizes the greater amount of annual amortization of capitalized software costs under 1) the ratio of current year revenues by product, to the product's total estimated revenues method or 2) over the products estimated economic useful life by the straight-line method.

LONG-TERM        The Company applies SFAS No. 121, "Accounting for the
ASSETS           Impairment of Long-Lived Assets." Under SFAS No. 121,
                 long-lived assets and certain intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

REVENUE          The Company recognizes certain revenue at the time products are
RECOGNITION      shipped to its customers. Provision is made currently for
                 estimated product returns which may occur. Revenue from support and update service agreements is deferred at the time the agreement is executed and recognized ratably over the contractual period. The Company recognizes revenues from customer training and consulting services when such services are provided. All costs associated with
                                                             eSOFT, INCORPORATED

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================


                   licensing of software products, support and update services, and training and consulting services are expensed as incurred.

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

NET INCOME (LOSS)  The Company follows the provisions of SFAS No. 128, "Earnings
PER SHARE          Per Share." SFAS No. 128 provides for the calculation of
                   "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.
                   Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

USE OF             The preparation of financial statements in conformity with
ESTIMATES          generally accepted accounting principles requires management to make estimates and assumptions
                                                             eSOFT, INCORPORATED

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================


                   that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

CONCENTRATIONS OF  Credit risk represents the accounting loss that would be
CREDIT RISK        recognized at the reporting date if counterparties failed to completely perform as contracted. Concentrations of credit risk, whether on or off the balance sheet, that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

                   Concentrations of credit risk with respect to trade accounts receivable are generally limited due to customers are dispersed across geographic areas. Ongoing credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains an allowance for potential losses based on management's analysis of possible uncollectible accounts (See Note 12).

FAIR VALUE OF      Unless otherwise specified, the Company believes the book
FINANCIAL          value of financial instruments approximates their fair value.
INSTRUMENTS

STOCK OPTIONS      The Company applies Accounting Principles Board Opinion
AND WARRANTS       ("APB") 25, "Accounting for Stock Issued to Employees," and
                   related Interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted at prices below the market price of the underlying common stock on the date of grant.

                   SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

COMPREHENSIVE      The Company has adopted SFAS No. 130, "Reporting
INCOME             Comprehensive Income." Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investment by stockholders, changes in paid in capital and distributions to stockholders.
                   The adoption of SFAS No. 130 does not impact the Company's financial statements for 1998 and 1997.

                                                             eSOFT, INCORPORATED

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================


PENSIONS AND            The Company has adopted SFAS No. 132, "Employers'
OTHER POST              Disclosure About Pensions and Other Post Retirement
RETIREMENT BENEFITS     Benefits." SFAS No. 132 standardizes the disclosure
                        requirements for pensions and other post retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The adoption of SFAS No. 132 does not impact the Company's financial statement disclosures for 1998 and 1997.

IMPACT OF RECENTLY      SFAS No. 133, "Accounting for Derivative Instruments
ISSUED ACCOUNTING       and Hedging Activities" requires companies to record
PRONOUNCEMENTS          derivatives on the balance sheet as assets or
                        liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

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

                                                             eSOFT, INCORPORATED

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================


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

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

1.   INVESTMENT            A summary of the amortized cost and estimated market
     SECURITIES            value of investment securities which mature in six
                           months is as follows:


                                                 Gross          Gross         Estimated
                                              Unrealized     Unrealized        Market
December 31, 1998         Amortized Cost         Gains         Losses          Value
---------------------- --------------------- -------------  ------------- ---------------
HELD TO MATURITY:

   Short-term zero
      coupon notes          $1,991,541        $   --          $   --        $1,991,541
                            ==========        =========       =========     ==========


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

3.   INVENTORIES           Inventories at December 31, 1998 consisted of the
                           following:


Finished goods                                                   $         1,314,136
Less reserve for obsolescence                                                 59,440
                                                                 -------------------
                                                                 $         1,254,696
                                                                 ===================


4.   RESEARCH AND          During the years ended December 31, 1998 and 1997,
     DEVELOPMENT           the Company capitalized $405,000 and $221,139 of
                           software development costs. Amortization expense of capitalized software development costs included in depreciation and amortization for the years ended
                           December 31, 1998 and 1997 amounted to $189,399 and
                           $116,912. Research and development costs were $12,908 and $56,671 for the years ended December 31, 1998 and 1997.

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                           Research and development expenditures during the following periods were comprised as follows:


Years Ended December 31,                                  1998             1997
------------------------                              --------------  ---------------
Payroll and related costs                             $           --  $       131,627
Officer payroll                                                   --           50,000
Internet and telephone  expenses                                  --           30,056
Occupancy costs                                                   --           34,860
Purchased services                                           405,000               --
Other                                                         12,908           31,267
                                                     ---------------  ---------------
                                                             417,908          277,810
Less capitalized software costs                              405,000          221,139
                                                     ---------------  ---------------
                                                     $        12,908  $        56,671
                                                     ===============  ===============

5.   INCOME TAXES          The provision for income taxes consisted of the
                           following:


Years Ended December 31,                                1998                1997
------------------------                           -------------         -----------
DEFERRED EXPENSE (BENEFIT):
Federal                                            $    (148,000)        $   148,000
State                                                    (14,000)             14,000
                                                   -------------         -----------
                                                   $    (162,000)        $   162,000
                                                   =============         ===========


                           A reconciliation of the effective tax rate and the statutory U.S. federal income tax rates are as follows:

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================




Years Ended December 31,                                1998             1997
------------------------                           --------------     -----------
Federal tax benefit at the federal
  statutory rate                                   $   (1,055,000)    $   (66,000)
State income tax benefit, net of federal tax
  amount                                                 (109,000)          7,000)
Permanent differences                                     (86,000)          1,000
Other                                                      65,000          (9,000)
Deferred tax expense due to S. Corp
  termination                                                  --         243,000
Increase in valuation allowance                         1,023,000              --
                                                   --------------     -----------
Income tax (benefit) expense                       $     (162,000)    $   162,000
                                                   ==============     ===========


                           Temporary differences that give rise to a significant portion of the deferred tax assets and liabilities are as follows:


December 31,                                                          1998
                                                                  -------------
Net operating loss carryforwards                                  $   1,003,000
Accounts receivable                                                      93,750
Inventory                                                                22,000
Accruals                                                                172,250
Options and warrants                                                     66,000
                                                                  -------------
Total deferred tax asset                                              1,357,000
                                                                  -------------

Capitalized software costs                                             (325,000)
Other                                                                    (9,000)
                                                                  -------------
Total deferred tax liability                                           (334,000)
                                                                  -------------
Total                                                                 1,023,000
Less valuation allowance                                              1,023,000
                                                                  -------------
Net deferred tax asset (liability)                                $          --
                                                                  =============


                           The valuation allowance of $1,023,000 at December 31, 1998, was established because the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================



                           At December 31, 1998, the Company had net operating loss carryforwards of approximately $2,700,000 with expirations through 2018. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

                           As stated in the summary of accounting policies, the Company had elected to be taxed as an S corporation. In lieu of the corporation income taxes, the stockholders and partners were taxed on their proportional share of the Company's taxable income. The pro forma income (loss) per common share if the Company was subject to taxes (federal statutory rate of 34%) would be as follows:


Year ended December 31,                                                1997
-----------------------                                           ------------
Loss before income taxes                                          $   (193,252)
Pro forma income tax benefit                                            66,000
                                                                  ------------
Pro forma net loss                                                $   (127,252)
                                                                  ============
Pro forma loss per share                                          $      (0.08)
                                                                  ============

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

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                           Future minimum lease payments under noncancellable operating leases as adjusted for new corporate headquarters lease are as follows:


Year Ending December 31,
------------------------
1999                                                             $     147,000
2000                                                                   182,000
2001                                                                   185,000
2002                                                                   186,000
2003                                                                   187,000
Thereafter                                                              78,000
                                                                 -------------
                                                                 $     965,000
                                                                 =============

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

                           In 1998, the Company entered into a software development agreement with a company. The development agreement required a payment of $150,000 for a wireless product with VPN capabilities to be integrated with the IPAD. Additionally, in conjunction with its sales efforts in Japan, the company was
                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                           paid $195,000 to nationalize the interface of the IPAD for the Japanese marketplace.

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

                           The Company has entered into employment agreements with four other executive officers with a range of salary levels and benefits. The term of these employment agreements is thirty-six months, at salary levels ranging from $7,500 to $11,000 per month. The agreements terminate from December 2000 through December 2001. The employment agreements provide for either a quarterly performance-based bonus ranging from $5,000 to $12,500, or a 1%
                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                           commission on gross sales, paid on a monthly basis. In addition to monthly compensation and quarterly bonuses, executives under these agreements have received incentive stock options to purchase between 20,000 and 60,000 shares of eSoft common stock at exercise prices ranging from $1.00 to $6.15 per share.

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

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


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

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


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

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                           In the first quarter of 1998, the holders of the above convertible notes totaling $355,903 converted the notes into 355,903 shares of common stock at a price of $1.00 per share.

8.   LOSS PER              The following table sets forth the computation of
     SHARE                 basic and diluted loss per share:


Years Ended December 31,                                            1998             1997
------------------------                                         -----------      -----------
Numerator -
   Net loss                                                      $(2,940,662)     $  (355,252)
Denominator -
   Denominator for basic and diluted
     earnings per share - weighted
     average shares outstanding                                    5,493,276        1,536,884
                                                                 -----------      -----------
Basic and diluted net loss per share                             $     (0.54)     $     (0.23)
                                                                 ===========      ===========

                           For the years ended December 31, 1998 and 1997, total stock options and stock warrants of 1,955,418, and 762,100 were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

9.   STOCK OPTION          In September 1998, the Board of Directors, and on
     PLAN                  December 4, 1998, the stockholders, of the Company
                           approved an amended Equity Compensation Plan, originally adopted in August 1997 (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company.
                           Options to purchase up to 1,700,000 shares of the Company's Common Stock may be granted under the Plan.
                           Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than five years. As of December
                           31, 1998, options to purchase 1,516,500 shares of the Company's common stock had been granted under the Plan.

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


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

10.  STOCK OPTIONS         The Company applies APB 25 in accounting for stock
     AND WARRANTS          options and stock purchase warrants granted to
                           employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS 123, the Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the following table.


Years Ended December 31,                        1998              1997
                                             -----------       -----------
Net loss as reported                         $(2,940,662)      $  (355,252)
Net loss pro forma                            (2,962,710)         (355,969)

Basic and diluted loss
   per share as reported                           (0.54)            (0.23)
Basic and diluted loss
   per share pro forma                             (0.54)            (0.23)

                                             ===========       ===========

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================



Years Ended December 31,                            1998                 1997
------------------------                      ---------------      ------------------
Dividend yield                                             0%                      0%
Expected volatility                                  6 TO 14%                      0%
Risk-free interest rates                        4.12 TO 6.20%                      6%
Expected lives in years                       1.17 TO 5 YEARS      0.25 to 1.94 years
                                              ===============      ==================

                           A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997 is presented below:


                                             Options                           Warrants
                                 --------------------------------      ----------------------------
                                                 Weighted Average                  Weighted Average
                                                     Exercise                          Exercise
                                   Shares             Price             Shares           Price
                                 -----------         --------          -------         --------
Outstanding,
   January 1, 1997                      --           $   --               --           $    --
     Granted                         260,000             0.88          502,100             1.00
                                 -----------         --------          -------         --------
Outstanding,
   December 31, 1997                 260,000             0.88          502,100             1.00
     Granted                       1,256,500             2.79          554,318             3.20
     Canceled                        (82,750)           (1.37)            --                 --
     Exercised                      (120,500)           (0.75)        (295,000)           (1.00)
                                 -----------         --------          -------         --------
Outstanding,
   December 31, 1998               1,313,250             2.69          761,418             2.61
                                 -----------         --------          -------         --------
Exercisable,
   December 31, 1997                  60,000             0.50           87,500             1.00
                                 -----------         --------          -------         --------
Exercisable,
   December 31, 1998             $   295,694         $   1.21          761,418         $   2.61
                                 ===========         ========          =======         ========



                                                       Options           Warrants
                                                       --------          ---------
Weighted average fair value of options
and warrants granted during 1997                       $   0.88          $    1.00

Weighted average fair value of options
and warrants granted during 1998                       $   0.57          $    1.20
                                                       ========          =========

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================



                           The following table summarizes information about exercisable stock options and warrants at December 31, 1998 and 1997:


                                    Outstanding                         Exercisable
                     ----------------------------------------    ------------------------
                                         Weighted
                                          Average    Weighted                    Weighted
                                         Remaining    Average                    Average
   Range of            Number           Contractual  Exercise      Number        Exercise
Exercise Prices      Outstanding            Life       Price     Exercisable      Price
---------------      -----------        -----------  --------    -----------     --------
December 31, 1998
-----------------

OPTIONS:

   $1.00                 606,750            3.26       $1.00       280,861         $1.00
    3.06 - 4.00          581,500            3.74        3.74         1,500          4.00
    5.34 - 6.85          125,000            3.61        5.96        13,333          6.50
   ------------        ---------            ----       -----       -------         -----
   $1.00 - 6.85        1,313,250            3.50       $2.69       295,694         $1.21
   ============        =========            ====       =====       =======         =====

WARRANTS:

   $1.00 - 1.10          477,100            0.44       $1.02       477,100         $1.02
   ------------        ---------            ----       -----       -------         -----
    4.25 - 4.68          169,318            1.66        4.28       169,318          4.28
   ------------        ---------            ----       -----       -------         -----
    5.34 - 6.98          115,000            4.39        6.77       115,000          6.77
   ------------        ---------            ----       -----       -------         -----
   $1.00 - 6.98          761,418            1.30       $2.61       761,418         $2.61
   ============        =========            ====       =====       =======         =====

December 31, 1997
-----------------

OPTIONS:
   $0.50                  60,000            0.11       $0.12        60,000         $0.12
    1.00                 200,000            3.40        0.76             -             -
   ------------        ---------            ----       -----       -------         -----
   $0.50 - 1.00          260,000            3.51       $0.88        60,000         $0.12
   ============        =========            ====       =====       =======         =====

WARRANTS:

   $1.00                 502,100            0.77       $1.00        87,500         $1.00
   ============        =========            ====       =====       =======         =====

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                           The weighted average grant date fair value of stock options granted is summarized as follows:

Years Ended December 31,                               1998                     1997
------------------------                              ------                    ------
Market value equal to
exercise price                                        $ 0.55                    $   --
Market value greater than
exercise price                                          0.44                        --
Market value less than
exercise price                                          1.15                      0.88
                                                      ======                    ======

                           The weighted average grant date fair value of warrants granted is summarized as follows:


Years Ended December 31,                               1998                     1997
------------------------                             -------                  --------
Market value equal to
exercise price                                       $    --                  $   1.00
Market value greater than
exercise price                                          0.11                        --
Market value less than
exercise price                                          2.24                        --
                                                     =======                  ========

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

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================




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

                           For the years ended December 31, revenues from significant customers consisted of the following:

                                                        1998                      1997
                                                        ----                      ----
Customer:
   A                                                     46%                         -
   B (export sales to Argentina)                         13%                         -
                                                       ====                        ===

                                                             eSOFT, INCORPORATED

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


13.  SUBSEQUENT            In January 1999, the Company signed a Plan of Merger
       EVENT               and Agreement with Apexx Technology, Inc ("Apexx").
                           The proposed merger requires the vote of the shareholders of both companies to approve the merger.
                           The transaction proposes the Company issue 2,947,368 shares of its common stock for all the issued and outstanding shares and options of Apexx. The Company also extended a line of credit to Apexx in the amount of $500,000. At December 31, 1998, $300,000 was outstanding and subsequent to December 31, 1998, the Company extended an additional $200,000.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             eSOFT, INC.


                                             By:   /s/ Jeffrey Finn
                                                  -----------------------------
                                                  Name: Jeffrey Finn

                                                  Title: President and Chief
                                                         Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




        Signatures                                        Title                                            Date
        ----------                                        -----                                            ----
/s/ Philip Becker
------------------------------
Philip Becker                           Chairman of the Board, Chief Technical Officer                  April 16, 1999


/s/ Jeffrey Finn
------------------------------
Jeffrey Finn                            Director, President and Chief Executive Officer                 April 16, 1999
                                        (Principal Executive Officer and Acting Principal
                                        Financial Officer)
/s/ Richard Eyestone
------------------------------
Richard Eyestone                        Director                                                        April 16, 1999


/s/ Richard Rice
------------------------------
Richard Rice                            Director                                                        April 16, 1999

