Form 10QSB
period 1999-03-31
ESOFT INC
filed 1999-05-17
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For Period Ended                    March 31, 1999
                 -----------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from                   to
                               -----------------    ------------------

Commission File Number                        00-23527
                       -----------------------------------------------


                                  eSoft, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                84-0938960
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

295 Interlocken Blvd, #500                      Broomfield,  CO         80021
----------------------------------------        --------------------------------
(Address of principle executive offices)        (city)     (state)    (zip code)

                                 (303) 444-1600
               -------------------------------------------------
               Registrant's telephone number including area code


                    (5335 Sterling Drive, Boulder, CO 80301)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X  NO
                                   ---    ---

Transitional Small Business Disclosure format (check one):

                               YES     NO  X
                                   ---    ---

The number of shares outstanding of the Registrant's $0.01 par value common stock on April 27, 1999 was 7,345,518.

                                  ESOFT, INC.

                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                                               Page
                                                                                             ----

                  Item 1.  Financial Statements                                              3 - 10

                  Item 2.  Management's Discussion and Analysis of Financial Condition      11 - 17
                           and Results of Operations


PART II  OTHER INFORMATION                                                                  18 - 19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  ESOFT, INC.

                                 BALANCE SHEETS


                                                                         DECEMBER 31,         MARCH 31,
                                                                             1998               1999
                                                                         -----------         -----------
                                                                                             (UNAUDITED)
  ASSETS

 CURRENT ASSETS
      Cash and cash equivalents                                          $   655,650         $   763,485
      Investment securities                                                1,991,541                  --
      Accounts receivable, net of allowance for doubtful accounts          1,965,085           1,983,128
      Note receivable                                                        300,000             500,000
      Inventories                                                          1,254,696           1,013,060
      Prepaid expenses and other                                             177,416             224,204
                                                                         -----------         -----------
         Total current assets                                              6,344,388           4,483,877
                                                                         -----------         -----------
 PROPERTY AND EQUIPMENT
      Computer equipment                                                     217,176             225,754
      Furniture and equipment                                                187,464             217,864
                                                                         -----------         -----------
                                                                             404,640             443,618
      Accumulated depreciation                                              (205,688)           (222,970)
                                                                         -----------         -----------
         Net property and equipment                                          198,952             220,648
                                                                         -----------         -----------
 OTHER ASSETS
      Capitalized software costs, net of accumulated amortization            867,072             827,895
      Other                                                                    7,039              22,039
                                                                         -----------         -----------
         Total other assets                                                  874,111             849,934
                                                                         -----------         -----------
 TOTAL ASSETS                                                            $ 7,417,451         $ 5,554,459
                                                                         ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                                  ESOFT, INC.

                                 BALANCE SHEETS


                                                                     DECEMBER 31,         MARCH 31,
                                                                        1998                1999
                                                                        ----                ----
                                                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   968,533         $ 1,420,391
     Deferred revenue                                                    23,910              26,994
     Customer deposits                                                  248,287                  --
     Accrued expenses:
          Payroll and payroll taxes                                     256,033             280,533
          Other                                                         140,184             364,941
                                                                    -----------         -----------
          Total current liabilities                                   1,636,947           2,092,859
                                                                    -----------         -----------

STOCKHOLDERS' EQUITY

     Common stock, par value $.01 per share;
        authorized 50,000,000 shares; 6,863,502 and
         7,345,518 issued and outstanding December 31,
         1998 and March 31, 1999, respectively                           68,635              73,455
     Additional paid-in capital                                       9,032,480           9,569,977
     Accumulated deficit                                             (3,320,611)         (6,049,934)
     Notes receivable                                                        --            (131,898)
                                                                    -----------         -----------
          Total stockholders' equity                                  5,780,504           3,461,600
                                                                    -----------         -----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                            $ 7,417,451         $ 5,554,459
                                                                    ===========         ===========






    The accompanying notes are an integral part of the financial statements.

                                  ESOFT, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,

                                                          1998               1999
                                                          ----               ----

REVENUES                                             $   733,932         $   553,067

COST OF GOODS SOLD                                       273,744             359,215
                                                     -----------         -----------

GROSS PROFIT                                             460,188             193,852

EXPENSES
   Sales and marketing expense                           317,126           1,679,608
   General & administrative expense                      306,727           1,111,899
   Engineering expense                                    68,623             122,562
   Software amortization costs                            48,872              41,826
   Research and development                               13,372                  --
                                                     -----------         -----------
                                                         754,720           2,955,895
                                                     -----------         -----------
Loss from operations                                    (294,532)         (2,762,043)
                                                     -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                             4              32,761
   Interest expense                                         (712)                (41)
                                                     -----------         -----------
                                                            (708)             32,720
                                                     -----------         -----------

NET LOSS                                             $  (295,240)        $(2,729,323)
                                                     ===========         ===========

BASIC AND DILUTED LOSS PER COMMON SHARE              $      (.09)        $     (0.39)
                                                     ===========         ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                         3,108,234           7,006,044
                                                     ===========         ===========








    The accompanying notes are an integral part of the financial statements.

                                  ESOFT, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                      ADDITIONAL                                          TOTAL
                                                 COMMON STOCK           PAID-IN         NOTES        ACCUMULATED      STOCKHOLDERS'
                                            SHARES        AMOUNT        CAPITAL       RECEIVABLE       DEFICIT           EQUITY
                                        ------------------------------------------------------------------------------------------

BALANCE, January, 1999                    6,863,502    $    68,635    $ 9,032,480             --     ($3,320,611)    $ 5,780,504
Issuance of compensatory options                 --             --          8,911             --              --           8,911
Exercise of warrants and options            482,016          4,820        528,586             --              --         533,406
Issuance of notes receivable for
   exercise of warrants                          --             --             --       (131,898)             --        (131,898)

Net loss for the three months ended
   March 31, 1999                                --             --             --             --      (2,729,323)     (2,729,323)
                                        -----------    -----------    -----------    -----------     -----------     -----------

BALANCE, March 31, 1999                   7,345,518    $    73,455    $ 9,569,977       (131,898)    ($6,049,934)    $ 3,461,600
                                        ===========    ===========    ===========    ===========     ===========     ===========







    The accompanying notes are an integral part of the financial statements.

                                  ESOFT, INC.

                            STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               1998              1999
                                                                               ----              ----
OPERATING ACTIVITIES
Net Loss from operations                                                 $  (295,240)        $(2,729,323)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation & software amortization                                      58,473              59,109
    Provision for losses on accounts receivable                               14,070                  --
    Amortization of discount on investments                                       --              (8,459)
    Amortization of warrants                                                      --              52,469
    Issuance of compensatory options                                              --               8,911
    Changes in operating assets and liabilities:
        Accounts receivable - trade                                         (439,706)            (18,043)
        Inventories                                                          (69,142)            241,636
        Other assets                                                           9,850             (15,000)
        Prepaid expenses                                                     (91,192)            (37,209)
        Accounts payable                                                     210,046             451,858
        Accrued expenses                                                      26,434                 971
        Deferred revenue                                                      (3,129)              3,083
                                                                         -----------         -----------
Net cash used in operating activities                                       (579,536)         (1,989,997)
                                                                         -----------         -----------

INVESTING ACTIVITIES
    Proceeds from investments                                                     --           2,000,000
    Purchase of property and equipment                                       (58,955)            (38,977)
    Additions to capitalized software                                        (60,000)             (2,650)
    Notes receivable - related parties                                       (44,400)                 --
    Advances on non-operating notes receivable                                    --            (200,000)
                                                                         -----------         -----------
Net cash (used in) provided by investing activities                         (163,355)          1,758,373
                                                                         -----------         -----------

FINANCING ACTIVITIES
    Principal (payments) on borrowings                                        (7,586)                 --
    Proceeds from stock subscription                                         150,000                  --
    Deferred offering costs                                                  253,408                  --
    Conversion of promissory notes                                          (355,903)                 --
    Proceeds from sale of stock and conversion of note                     1,787,432                  --
    Proceeds from exercise of warrants and options                                --             339,459
                                                                         -----------         -----------
Net cash provided by financing activities                                  1,827,351             339,459
                                                                         -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                      1,084,460             107,835

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               102,837             655,650
                                                                         -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 1,187,297         $   763,485
                                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
    Common Stock issued for subscriptions receivable                              --         $   193,947



    The accompanying notes are an integral part of the financial statements.

                                  ESOFT, INC.

                         NOTES TO FINANCIAL STATEMENTS


     1.  INTERIM FINANCIAL INFORMATION

         The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and the results of operations and statement of cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature. The results of operations for the three month periods ending March 31, 1999 and 1998 are not necessarily indicative of results to be expected for the full year.


     2.  ACCOUNTS RECEIVABLE

         The following information summarizes accounts receivable:


                                                                              DECEMBER 31,        MARCH 31,
                                                                                 1998               1999
                                                                                 ----               ----
                                                                                                 (UNAUDITED)

         Accounts Receivable                                                   $2,215,085        $2,233,128
         Less allowance for doubtful accounts                                     250,000           250,000
                                                                               ----------        ----------
                                                                               $1,965,085        $1,983,128
                                                                               ==========        ==========


         The Company had two customers which each accounted for 10% or more of the sales through the three months ending March 31, 1999. These two customers represented 31% and 11% of the Company's revenue for the three months ended March 31, 1999. Additionally, these two customers represented 81% of total accounts receivable at March 31, 1999. The customer representing 11% of the revenue was a foreign customer with an accounts receivable balance of $60,496 at March 31, 1999. The Company has sixteen distributors which accounted for 27% of the Company's sales through the three months ending March 31, 1999.

         The Company, with regard to its foreign sales, does not take the risk of foreign currency fluctuation. All sales are designated as payment in U.S. denominated funds at the time of sale.


     3.  SUBSCRIPTION RECEIVABLE

         The Company issued two promissory notes receivable in the amounts of $56,487 and $75,411 on March 10, 1999 and March 24, 1999 resulting from the exercise of 49,550 and 66,150 warrants with an exercise price of $1.15, by Transition Partners Limited and Copeland Consulting Group, Inc., respectively. At the time of exercise, $1,157 was paid in cash. The notes are due in March 2000 without interest until due and at 12% thereafter and are secured by the shares of common stock being issued. The Company also has a note receivable in the amount of $62,049 relating to a stock

                                  ESOFT, INC.

                         NOTES TO FINANCIAL STATEMENTS


         issuance, which was collected April 1, 1999 and therefore classified as a current asset at March 31, 1999.


     4.  NET LOSS PER SHARE

         Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.


                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      1998                  1999
                                                                      ----                  ----
         Basic weighted average common shares
               outstanding                                          3,108,234            7,006,044
         Diluted weighted average common
               shares outstanding                                   3,108,234            7,006,044


         Options and warrants to purchase 1,708,100 and 1,464,595 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the periods ending March 31, 1998 and March 31, 1999, respectively.


     5.  REVENUE RECOGNITION

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


     6.  PLANNED PRIVATE PLACEMENT

         The Company has retained A.G. Edwards & Sons, Inc. to assist it in raising up to $5,000,000 through the sale of convertible preferred stock. Net proceeds will be approximately $4,600,000, after estimated offering expenses. Under the terms of the private placement, the Company has agreed to pay the agent a placement fee of 6% of the gross proceeds. The terms of the convertibility feature of the preferred stock have not yet been determined, however, any conversion feature with a discount to fair market value may result in a deemed dividend that must be recognized by the Company at the date of issuance of the preferred stock. The Company intends to use the proceeds of the offering to fund the expanded sales and marketing program and for working capital.

                                  ESOFT, INC.

                         NOTES TO FINANCIAL STATEMENTS


     7.  PLAN OF MERGER

         In January 1999, the Company signed a Plan of Merger and Agreement with Apexx Technology, Inc. ("Apexx"). The proposed merger requires the vote of the shareholders of both companies to approve the merger, which will take place in May 1999. The transaction proposes the Company issue 2,947,368 shares of its common stock for all of the issued and outstanding shares and options of Apexx. The Company also extended a line of credit to Apexx in the amount of $500,000, of which $500,000 was outstanding at March 31, 1999.

                           FORWARD-LOOKING STATEMENTS

              Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, which could have an immediate and material adverse effect by placing eSoft behind its competitors. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Some combined marketing of the Company's and Apexx's products has begun in the first quarter using the Apexx product identifying trademark "TEAM Internet" and, therefore, the Company's IPAD products are referred to using the product name TEAM Internet(TM). TEAM Internet is a registered trademark of Apexx Technology, Inc.

              The primary market being pursued by the Company consists of small-to-medium sized businesses ("SMB") that wish to initiate, or expand, their connection and presence on the Internet. The Company believes that the SMB market is not only expanding exponentially into the Internet arena, but also requires a solution that is more cost effective and easier to install and maintain than systems typically available for the Fortune 1000 companies. The SMB segment comprises the largest portion of the installed local area networks and increasingly recognizes the importance of the Internet to grow their business and improve productivity. Internet penetration has been estimated to increase from 54.9% of small business PC owners in 1998 to 68.5% in 2002. The number of small businesses online is expected to increase from 3.2 million in 1998 to 4.6 million in 2002. Most importantly for the SMB market, the Company's TEAM Internet system is a complete, plug-and-play solution that can be installed and maintained by non-technical personnel and at a fraction of the cost of the typical large system solution. The TEAM Internet 100 is a system that can connect a business Local Area Network (LAN) up to 50 users to the Internet using a single Internet address. It provides all of the components an organization needs to develop, manage, and monitor its Intranet or external web presence. The TEAM Internet 2500 can connect up to 500 users on a LAN to the Internet. The Company has focused its distribution strategy on Value Added Resellers (VARs) who offer Local Area Network solutions to the SMB. In order to serve these VARs, the Company enters into agreements with leading distributors.

              During the first quarter the Company signed distribution agreements with NTT Electronics Corp. ("NEL"), ASI Corp. and Alternative Technology, Inc. The agreement with NEL provides exclusive distribution rights in Japan and non-exclusive distribution rights in other Asia-Pacific countries. The distribution agreement with ASI Corp. will provide eSoft's products with access to integrators and VARs throughout North America. Alternative Technology, Inc., located in Denver, Colorado with sales revenues of $60 million, distributes high-end, leading-edge, computer connectivity products in North America. In conjunction with the proposed merger with Apexx Technology, Inc. ("Apexx"), the Company extended like terms and conditions as agreed to between Apexx and two distributors, EMJ Data Systems and Nor-Tech, Inc. The Company anticipates the announcement of other U.S. distributors of the product during the year.

              While the Company is encouraged by initial product evaluations by European companies, management was disappointed in its overall efforts to expand its European sales through its original distributor, Telindus SA. As a result the Company is exploring other avenues for distribution and refocusing its efforts on telecommunication and distribution companies in the European market.

              The Company continues to add Channel Development Representatives
         (CDRs) in key cities in the United States. The purpose of the CDRs is to assist VARs with lead generation and market pull-through of products to end-users. In the first quarter, the Company added nine CDRs. The Company continues to make a concerted and aggressive effort to market eSoft and educate the market as to the all-in-one appliance alternatives for the SMB.

              The Company has proposed a merger with Apexx of Boise, Idaho, and signed a Definitive Merger Agreement, dated January 25, 1999. The proposed merger requires the vote of the shareholders of both companies to approve the merger. The transaction proposes the Company issue 2,947,368 shares of the Company's common stock for all of the issued and outstanding shares and options of Apexx. Additionally, the Company extended Apexx a working capital line of credit of $500,000 with up to an additional $500,000 operating line of credit provided both boards of the companies approve such increases. The transaction required the Company to complete an S-4 registration statement, which became effective April 20, 1999. In conjunction with the signing of the Definitive Merger Agreement, the Company executed an agreement to purchase products from Apexx to sell through its distribution channels. The Company elected to utilize the Apexx TEAM Internet brand name across the product lines of both companies. In the first quarter, the Company has de-emphasized the sales of the IPAD 1200 and replaced it with Apexx's TEAM Internet 100. The TEAM Internet 100 is a system that can connect a business LAN of up to 50 users to the Internet using a single Internet address. It provides all of the components an organization needs to develop, manage, and monitor its Intranet or external web presence. In the first quarter, the Company has integrated the Apexx sales and marketing departments. The Company intends to distribute the TEAM Internet products through direct sales, VARs, network integrators, distributors, and overseas sales agents.

              Management expects the new company to have greater opportunities to expand market share for Internet access products, to have increased research and product development ability, to have more leverage to compete in its industry, to expand and diversify its distribution channels, and to further its ability to raise capital in order to finance the anticipated growth.

              As part of the Definitive Merger Agreement, eSoft and Apexx are conducting a joint marketing program for the benefit of both companies. Under this combined marketing program, the products known by the Company as IPAD are being re-branded utilizing the Apexx product name of TEAM Internet. Under the marketing program the Company has incurred $933,000 of marketing costs in the first quarter. Should the proposed merger not occur, the Company under this combined marketing program will have expended significant resources to promote the TEAM Internet brand name rather than the "IPAD" brand. Under this marketing plan the company will focus on selling the TEAM Internet 100 and TEAM Internet 2500 (formerly known as the IPAD 2500) products. The proposed combined marketing program inaugurated a direct mail campaign during February through May 1999 to focus on potential users and VARS of the all-in-one appliance Internet connection. If the merger does not occur, the several month lapses in marketing eSoft products under the IPAD brand will make it somewhat difficult for eSoft to reenter the market using the IPAD brand name. This marketing program comprised a direct mail program of 710,000 pieces to potential end users of the Company's and Apexx products. The Company, under the plan, also targeted 238,000 free standing inserts in business journals focusing on potential end users. Additionally, a 55,000 piece direct mail campaign targeted at Value Added Resellers (VARS) and directed at educating these entities to the all-in-one appliance was formulated around this program. The Company and Apexx have generated 3,000 leads from this program and anticipate generating 6,000 leads.

              The Company has recently announced a new business strategy with three primary areas of focus: Internet Access Products, Internet Services, and Software Engineering Services. The Internet Access Products effort will build on the Company's core business of developing, marketing and selling the Company's market-leading TEAM Internet product line of Internet access products. Internet Services will focus on creating value by aggregating resellers and customers into a virtual community for the delivery of products and services by e-commerce and other Internet-based offerings. The Software Engineering Services activities will concentrate on the growing domestic and international demand for Linux-based software, leveraging the professional Linux engineering and development competencies and skills the Company is acquiring through Apexx. This plan leverages the existing Internet and Linux software strengths of eSoft and Apexx, while addressing the demands and requirements of the marketplace.

              Management believes its aggressive pursuit of this strategy will have both short-term and long-term effects on its operations. Outside financing will be utilized for the continued expansion of its sales and marketing efforts, as well as support of its extended receivable terms to its new distributors. Some personnel additions are also anticipated in the technical support and engineering departments. The Company also expects to expand its customer support organization. With the increase in headquarters staff, the Company relocated to a larger facility in early 1999. In addition to these near-term effects, the Company expects that the use of e-commerce and the online community to complement eSoft's traditional reseller and distribution channels will enable the Company to develop a larger marketplace more rapidly and efficiently. However, with the aggressive market expansion, the Company anticipates consuming working capital to meet this continued growth curve for the near term. As a result of expenses incurred in support of the expansion, the Company anticipates future losses. The Company expects to turn profitable in 2000.

              The Company hopes to establish one or more strategic alliance relationships with synergistic companies such as computer or network product manufacturers, large system integration companies or telecommunications companies which will permit the TEAM Internet products to be sold in conjunction with other products and telecommunications services. No such relationships have been established to date and there is no assurance that the negotiations of such a relationship will be successfully completed. If the Company establishes such relationships it may become heavily dependent upon such strategic alliance partners to maintain and expand its presence in the marketplace and the greater economic resources of the other parties to such relationships may force significant reductions in prices at which the Company can sell its products and thus adversely affect its margins and potential for profits.

      LIQUIDITY AND CAPITAL RESOURCES

              The Company's cash position on March 31, 1999 was $763,000, an increase of $107,800 from year end due to the maturing of investments. The Company's working capital at March 31, 1999 was $2,391,000 a decrease of $2,316,000. Investments of $1,992,000 matured during the first quarter, from which the proceeds were utilized to support operations. Management anticipates continuing losses in support of the growth curve, and thus its cash position will continue to decrease. Additionally, in the near term, with new distributors being added to continue market development, the Company anticipates its accounts receivable to increase. The Company is increasing efforts to reduce the present accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce days outstanding. The decrease in inventories from year end resulted from improved inventory management with respect to sales volume. TEAM Internet 2500 accounted for $513,000 or 51% of the total inventory at March 31, 1999. The Company has expended $39,000 in the first quarter in capital expenditures, of which $30,000 was related to furniture for the new headquarters. Management believes that its current cash position, the anticipated cash receipts from receivables, and the anticipated private placement funding will be sufficient to meet its working capital needs for the foreseeable future.

              The Company has retained A.G. Edwards & Sons, Inc. to assist it in raising up to $5,000,000 through the sale of convertible preferred stock. Net proceeds will be approximately $4,600,000, after estimated offering expenses and are anticipated to be received during the second quarter. Under the terms of the private placement agreement, the Company has agreed to pay the agent a placement fee of 6% of the gross proceeds. The Company intends to use the proceeds of the offering to fund the expanded sales and marketing program and for working capital.

         Cash Flow

              During the three months ended March 31, 1999, cash increased by $107,800. Adjustments to reconcile net loss ($2,729,000) resulted in adjustments of the use of funds of $112,000 from depreciation, amortization of software costs, amortization of discount on investments, amortization of warrants, and issuance of compensatory options and warrants. Funds used in operating activities were ($1,990,000). Funds of $697,000 were provided from operating activities from an increase of $242,000 in inventories, $452,000 from an increase in accounts payable, $1,000 from an increase in accrued expenses, and an increase in deferred revenue of $3,000. Operating funds of ($70,000) were used to finance the ($18,000) increase in accounts receivable, ($15,000) increase in other assets, and the ($37,000) increase in prepaid expenses. Investment activities came from a decrease in investments of $2,000,000, investments in capital equipment of ($39,000), capitalized software development costs ($3,000) and an increase in notes receivable of ($200,000) for total funds provided by investment activities of $1,758,000. Financing activities provided a net $339,000 of cash proceeds from option and warrant conversion of 482,000 shares of the Company's common stock. Funds have been used in the first quarter of 1999 primarily for the expansion of market share and the joint marketing program with Apexx. Funds used in connection with the Apexx merger were $193,000.

              The Company anticipates expending an additional $200,000 for capital expenditures this fiscal year. eSoft will continue to capitalize software development costs consistent with its strategy of the development of TEAM Internet software for the marketplace.

          RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1999
               COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

              Quarterly revenues totaled $553,000 versus revenue of $734,000 for the comparable quarter in 1998. This represents a decrease of $181,000 or 25% over the comparable quarter in 1998. The decrease is partly associated with a price decrease of the TEAM Internet 2500, which was necessary in order to remain competitive in the market place. In addition, most of the distributors in place during the first quarter 1998 signed agreements in mid to late 1998 containing termination clauses, which preclude the Company from recognizing revenue until the product has been sold through to resellers. During the first quarter, in connection with the proposed Apexx merger the Company de-emphasized the sales of the IPAD 1200 and replaced it with Apexx's TEAM Internet 100. Four distributors have been added in the first quarter, two of which were in conjunction with the proposed Apexx merger. For the quarter ending March 31, 1999, the Company experienced sales growth of $21,000 or 4% revenue growth over the 1998 fourth quarter results.

              Gross profit margin in the current quarter was 35% of revenue ($194,000) compared to 63% ($460,000) for the three months ended March 31, 1998. The decrease is associated with the price decrease of the TEAM Internet 2500 with no corresponding decrease in the Company's cost. In addition, the replacement of the IPAD 1200 with Apexx's TEAM Internet 100 caused margins to decrease. Once the merger with Apexx has been consummated and as the TEAM Internet 100 inventory is replenished, margins are expected to increase. Furthermore, approximately 36% of the first quarter sales of 1999 were comprised of network interface cards sold to eNetCo, in which the gross profit margin was 36%. The sales of these cards in 1999 were made in relation to sales of TEAM Internet products to eNetco at the end of 1998.

              Selling, General and Administrative, Engineering and R&D Expenses increased $2,201,000 or 292% from $755,000 for the quarter ending March 31, 1998 to $2,956,000 for the quarter ending March 31, 1999. Sales and marketing expenses increased $1,363,000 from $317,000 in 1998 to $1,680,000 in 1999. The significant increases in expenditures are attributed to the addition of the marketing department late in December 1998 and the marketing campaign regarding the re-branding of the Company's IPAD products to Apexx's product name of TEAM Internet. During the quarter the Company added six employees in the Marketing Department, and nine CDRs and a Vice President of Sales in the Sales Department. The hiring of new CDRs is anticipated to continue through the end of the fiscal year end. General and administrative expense increased $805,000 from $307,000 in 1998 compared to $1,112,000 for the current quarter. The majority of the increase can be attributed to merger costs, salaries, and consultants. Engineering and tech support expenses increased $54,000 from $69,000 in 1998 compared to $123,000 in 1999. The SG&A will continue to grow with the anticipated addition of new hires to augment the Company in all departments as growth in revenues dictates. Amortized software development costs total $42,000 for the quarter.

              Interest expense decreased $671 in the three months ended March 31, 1999 from $712 in 1998 to $41 in 1999. Interest income increased $33,000 in the quarter. This increase is associated with funds received from the completion of the private placement at the end of the second quarter in 1998.

              Net loss from operations was ($2,729,000) for the three months ended March 31, 1999, compared to ($295,000) for the same period in 1998, an increase in the loss of ($2,434,000) over the same period. The net losses are associated with the increased SG&A necessary to maintain a continued quarterly sales growth rate in expanding into this market. Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and additions of new hires.

     INCOME TAXES

              At March 31, 1999, a valuation allowance of approximately $2,046,000 has been recorded, as Management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitations under Section 382 of the Internal Revenue Code.

     YEAR 2000 EFFECT

              The TEAM Internet and IPAD product lines have no known susceptibility to the year 2000 issues. The testing completed on the product lines to date has lead the Company to believe that the products will not be affected by a connection to a non-compliant Y2K system. However the Company's testing does not cover every possible computing environment. Accordingly, some customers may have Y2K problems with products that the Company believes are Y2K compliant. All new products and upgrades introduced by the Company will be Y2K compliant. The Company has reviewed its internal systems, including its accounting system, and has found them to be Y2K compliant. The Company's internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. Management believes that absent a systematic failure outside the control of the Company, such as a prolonged loss of electrical or telephone service, Y2K problems at such third parties will not have a material impact on the Company. The Company has no contingency plan for systemic failures such as loss of electrical or telephone service. The Company's contingency plan in the event of a non-systemic failure is to establish relationships with alternative suppliers or vendors to replace failed suppliers or vendors. Spending by the Company on compliance to date has not been material. Other year 2000 items are not anticipated to be material.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

              None.

     PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Not applicable

         Item 2.  Changes in Securities

                  (c) During the quarter ended March 31, 1999, the Company issued shares of Common Stock on the exercise of warrants by four consultants of the Company, as follows:


         -----------------------------------------------------------------------------------------------------------

         Date                  Title of Securities                No. of Shares          Purchase Price Per Share
         ----                  -------------------                -------------          ------------------------
         --------------------- ---------------------------- --------------------------- ----------------------------
         January 14, 1999      Pantheon Capital, Inc.                 27,000                       $1.00

         --------------------- ---------------------------- --------------------------- ----------------------------
         January 15, 1999      John P. McMillan                       20,000                       $1.00

         --------------------- ---------------------------- --------------------------- ----------------------------
         February 19, 1999     Pantheon Capital, Inc.                 35,000                       $1.15

         --------------------- ---------------------------- --------------------------- ----------------------------
         March 1, 1999         Pantheon Capital, Inc.                100,300                       $1.15

         --------------------- ---------------------------- --------------------------- ----------------------------
         March 4, 1999         Transition Partners, Ltd.              66,150                       $1.15

         --------------------- ---------------------------- --------------------------- ----------------------------
         March 18, 1999        Transition Partners, Ltd.              37,500                       $1.15

         --------------------- ---------------------------- --------------------------- ----------------------------
                               Copeland Consulting Group,
         March 24, 1999                 Inc.                         103,650                       $1.15
         -----------------------------------------------------------------------------------------------------------


         The warrants were issued to the consultants in connection with their consulting agreements entered into prior to the initial public offering of the Company's stock. All of the shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. All of the shares had been registered under a registration statement on Form SB-2 for sale by the shareholders who acquired the shares in private transactions. No underwriter was involved in the transaction and no fees or commissions were paid in connection with the purchases.

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

                                        eSoft, Inc.
                                        (Registrant)



     Date: May 14, 1999                 /s/ Jeffrey Finn
           ------------                 -----------------
                                        Jeffrey Finn
                                        President, Chief Operating Officer


     Date: May 14, 1999                 /s/ Amy Beth Hansman
           ------------                 ---------------------
                                        Amy Beth Hansman
                                        Chief Accounting Officer


                                 EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
----------                 -----------
   27               Financial Data Schedule

