Form 10QSB
period 1999-06-30
ESOFT INC
filed 1999-08-16
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                 June 30, 1999
                -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                     to
                              ---------------------  ---------------------

Commission File Number                     00-23527
                      ----------------------------------------------------


                                  eSoft, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                    84-0938960
     ------------------------                     ------------------------
     (State of Incorporation)                     (IRS Employer ID Number)

  295 Interlocken Boulevard  #500               Broomfield,  CO      80021
  ---------------------------------             ----------------------------
  (Address of principle executive offices)      (city)   (state)  (zip code)

                               (303) 444-1600
              -------------------------------------------------
              Registrant's telephone number including area code


            ------------------------------------------------------
           (Former name, former address and former fiscal year, if
                        changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       YES  X    NO
                                          -----    -----

Transitional Small Business Disclosure format (check one):

                                       YES       NO  X
                                          -----    -----

The number of shares outstanding of the Registrant's $0.01 par value common stock on July 30, 1999 was 9,448,620.

                           ESOFT, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION

           Item 1.  Financial Statements                                  3 - 14

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        15 - 23

PART II  OTHER INFORMATION                                               24 - 25

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          ESOFT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,       JUNE 30,
                                                                                1998             1999
                                                                            ------------     ------------
                                                                                              (UNAUDITED)
                                                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                              $   677,944     $ 1,765,216
     Investment securities                                                    1,991,541               -
     Accounts receivable, net of allowance for doubtful
        accounts                                                              2,679,906       2,982,953
     Inventories                                                              1,577,666         743,732
     Prepaid expense and other                                                  188,084          99,238
                                                                            -----------     -----------
           Total current assets                                               7,115,141       5,591,139

PROPERTY AND EQUIPMENT
     Computer equipment                                                         350,178         371,278
     Furniture and equipment                                                    248,299         330,478
     Manufacturing tool and equipment                                            26,424          26,424
                                                                            -----------     -----------
                                                                                624,901         728,180
     Less accumulated depreciation                                             (328,484)       (386,321)
                                                                            -----------     -----------
         Net property and equipment                                             296,417         341,859

OTHER ASSETS
     Capitalized software costs, net of accumulated amortization                867,072         786,069
     Deferred offering costs                                                          -         429,471
     Other assets                                                                 7,039          18,628
                                                                            -----------     -----------
           Total other assets                                                   874,111       1,234,168

TOTAL ASSETS                                                                $ 8,285,669     $ 7,167,166
                                                                            -----------     -----------
                                                                            -----------     -----------


              The accompanying notes are an integral part of the
                    consolidated financial statements.

                           ESOFT, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,      JUNE 30,
                                                                                 1998            1999
                                                                            ------------     ------------
                                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                       $ 1,358,081      $  1,596,891
     Revolving line of credit                                                         -            80,000
     Marketing loan agreement                                                   356,060           455,136
     Note payable-bank                                                          104,309            89,821
     Deferred revenue                                                            23,910            31,873
     Customer deposits                                                          248,287                 -
     Accrued expenses:
          Payroll and payroll taxes                                             256,033           143,804
          Other                                                                 234,332           693,107
                                                                            -----------      ------------
            Total current liabilities                                         2,581,012         3,090,632

LONG TERM LIABILITIES
     Note payable                                                                     -         1,924,710
                                                                            -----------      ------------
            Total liabilities                                                 2,581,012         5,015,342

STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share;
         authorized 50,000,000 shares; 8,454,867 and
            9,348,794 issued and outstanding December 31,
            1998 and June 30, 1999, respectively                                 84,549            93,489
          Additional paid-in capital                                         10,160,063        12,793,576
          Notes receivable                                                            -          (151,411)
          Accumulated deficit                                                (4,539,955)      (10,583,830)
                                                                            -----------      ------------
            Total stockholders' equity                                        5,704,657         2,151,824

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                    $ 8,285,669      $  7,167,166
                                                                            -----------      ------------
                                                                            -----------      ------------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                           ESOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                        1998                1999                 1998               1999
                                                     -----------        -----------          -----------        -----------
REVENUES:                                            $ 2,068,131        $ 1,526,111          $ 3,546,675        $ 2,689,219

COST OF GOODS SOLD:                                      883,594            839,604            1,575,684          1,545,735
                                                     -----------        -----------          -----------        -----------
GROSS PROFIT                                           1,184,537            686,507            1,970,991          1,143,484

EXPENSES
  Sales and marketing expense                            821,235          1,152,930            1,382,272          3,421,638
  General & administrative expense                       653,604          1,547,587            1,107,488          2,902,864
  Engineering expense                                    163,689            303,887              254,721            476,119
  Software amortization costs                             53,220             41,826              102,093             83,652
  Research and development                               102,985             61,708              175,748            181,894
                                                     -----------        -----------          -----------        -----------
                                                       1,794,733          3,107,938            3,022,322          7,066,167
OTHER INCOME (EXPENSE):
  Other expense                                                -            (95,782)                   -            (95,782)
  Gain on sale of property & equipment                         -              2,347                    -                450
  Interest income                                         20,803              9,182               19,896             34,130
  Interest expense                                       (10,549)           (51,045)             (11,762)           (59,990)
                                                     -----------        -----------          -----------        -----------
                                                          10,254           (135,298)               8,134           (121,192)

NET LOSS                                             $  (599,942)       $(2,556,729)         $(1,043,197)       $(6,043,875)
                                                     -----------        -----------          -----------        -----------
                                                     -----------        -----------          -----------        -----------
BASIC AND DILUTED LOSS
      PER COMMON SHARE:                              $     (0.09)       $     (0.28)         $     (0.18)       $     (0.68)
                                                     -----------        -----------          -----------        -----------
                                                     -----------        -----------          -----------        -----------
BASIC AND DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                            6,966,295          9,059,228            5,830,922          8,829,594
                                                     -----------        -----------          -----------        -----------
                                                     -----------        -----------          -----------        -----------


              The accompanying notes are an integral part of the
                     consolidated financial statements.

                           ESOFT, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                      COMMON STOCK       ADDITIONAL                                  TOTAL
                                                                          PAID-IN       NOTES      ACCUMULATED    STOCKHOLDERS'
                                                   SHARES      AMOUNT     CAPITAL     RECEIVABLE     DEFICIT         EQUITY
                                                  ---------   --------   ----------   ----------   ------------   ------------
BALANCE, January 1, 1999                          8,454,867   $84,549    $10,160,063  $        -    ($4,539,955)  $ 5,704,657

Issuance of compensatory options                          -         -         29,953           -              -        29,953

Exercise of warrants and options                    590,968     5,910        609,744           -              -       615,654

Issuance of stock pursuant to
  private placement, May 1999                       156,250     1,563        594,219           -              -       595,782

Issuance of warrants pursuant to
  private placement of debt, June 1999                    -         -      1,192,030           -              -     1,192,030

Issuance of notes receivable for exercise of
  options and warrants, net of collections          146,709     1,467        207,567    (151,411)             -        57,623

Net loss for the six months ended June 30, 1999           -         -              -           -     (6,043,875)   (6,043,875)
                                                  ---------   --------   ----------   ----------   ------------   -----------
BALANCE, June 30, 1999                            9,348,794   $93,489    $12,793,576   ($151,411)  ($10,583,830)  $ 2,151,824
                                                  ---------   --------   ----------   ----------   ------------   -----------
                                                  ---------   --------   ----------   ----------   ------------   -----------


              The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ESOFT, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              1998                  1999
                                                                          -------------        -------------
OPERATING ACTIVITIES
  Net loss from operations                                                $  (1,043,197)       $  (6,043,875)
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation & software amortization                                      157,965              143,121
      Gain on sale of assets                                                          -                 (450)
      Provision for losses on accounts receivable                                34,033              106,678
      Amortization of discount on investments                                         -               (8,459)
      Amortization of debt discounts and offering costs                               -              123,870
      Issuance of compensatory options                                           23,200               29,953
      Amortization of warrant valuation granted for prepaid
        consulting                                                                    -              101,767
  Changes in operating assets and liabilities:
      Accounts receivable - trade                                            (1,684,470)            (409,725)
      Inventories                                                                (4,398)             833,934
      Other assets                                                                9,850              (11,589)
      Prepaid expenses                                                         (134,137)             (12,920)
      Accounts payable                                                          402,952              238,810
      Accrued expenses                                                          126,425               98,261
      Deferred revenue                                                           43,572                7,963
                                                                          -------------        -------------
Net cash used in operating activities                                        (2,068,205)          (4,802,661)

INVESTING ACTIVITIES
      Proceeds from investments                                                       -            2,000,000
      Purchase of equipment                                                    (175,259)            (110,121)
      Proceeds from sale of assets                                                6,466                5,661
      Capitalized software costs                                                (60,000)              (2,650)
                                                                          -------------        -------------
Net cash (used in) provided by investing activities                            (228,793)           1,892,890


              The accompanying notes are an integral part of the
                    consolidated financial statements.

CASH FLOW FROM FINANCING ACTIVITIES
      Due to related party                                                      100,000                    -
      Payment on related party borrowings                                       (20,000)                   -
      Proceeds from subscription receivable                                     200,000               56,487
      Proceeds from line of credit, net                                          50,000               80,000
      Payments on short term debt                                               (18,334)             (25,412)
      Proceeds from short term debt                                                   -              110,000
      Proceeds from long term debt                                              250,984                    -
      Payments on long term debt                                                (53,378)                   -
      Proceeds from issuance of convertible debt                                      -            3,000,000
      Debt offering costs paid                                                        -             (340,821)
      Proceeds from exercise of options and
         warrants and sale of stock                                           7,515,259            1,116,789
                                                                          -------------        -------------
  Net cash provided by financing activities                                   8,024,531            3,997,043


INCREASE IN CASH                                                              5,727,533            1,087,272

CASH: BEGINNING OF PERIOD                                                       299,232              677,944
                                                                          -------------        -------------
CASH: END OF PERIOD                                                       $   6,026,765        $   1,765,216
                                                                          -------------        -------------
                                                                          -------------        -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Common Stock issued for subscriptions receivable                                   -        $     269,947
   Warrants issued in connection with debt offering                                   -        $   1,095,578
   Warrants issued to consultants                                                     -        $      96,452
   Issuance of notes receivable for exercise
     of options and warrants                                                          -        $     207,898


              The accompanying notes are an integral part of the
                     consolidated financial statements.

                           ESOFT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation

     The consolidated interim financial statements include the accounts of eSoft, Inc. and its wholly-owned subsidiary Apexx Technology, Inc. ("Apexx"), (collectively, eSoft or the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The Company follows the same accounting policies in preparation of interim reports.

     The consolidated financial statements of the Company for the three and six months ended June 30, 1999 and 1998 have been restated to give retroactive effect to the merger with Apexx on May 25, 1999, which has been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated statement of stockholders' equity reflect the accounts of eSoft as if the additional common stock issued in connection with the merger had been issued for all periods presented. It is further suggested that these consolidated financial statements be read in conjunction with the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K filed with the Securities & Exchange Commission on August 9, 1999.

     Results of operations for the interim periods are not necessarily indicative of annual results.

2.   Business Acquisition

     Effective May 25, 1999, the Company completed the merger (the "Merger") with Apexx located in Boise, Idaho which provided for the exchange of all of the outstanding stock of Apexx for shares of eSoft common stock and for the conversion of all Apexx stock options into eSoft stock options

                           ESOFT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     to acquire 1,356,003 shares of eSoft common stock. The Merger has been accounted for as a pooling of interests.

     Pooling Company                  Nature of Operations          Merger Date
     ---------------                  --------------------          -----------
     Apexx Technology, Inc.     Internet connectivity solutions    May 25, 1999

     Revenue, net loss and net loss per common share of eSoft and Apexx as consolidated for the periods presented are as follows:

     REVENUE:
     Three Months Ended June 30,                           1998               1999
                                                        -----------       -----------
                                                         restated
     esoft                                              $ 1,121,008       $   476,421
     Apexx                                                  954,564         1,296,554
                                                        -----------       -----------
     eSoft, consolidated                                $ 2,068,131       $ 1,526,111

     Six Months Ended June 30,                             1998               1999
                                                        -----------       -----------
                                                         restated
     esoft                                              $ 1,854,940       $ 1,029,488
     Apexx                                                1,705,735         2,155,439
                                                        -----------       -----------
     eSoft, consolidated                                $ 3,546,675       $ 2,689,219

     NET LOSS:
     Three Months Ended June 30,                           1998              1999
                                                        -----------       -----------
                                                         restated
     eSoft                                              $  (532,679)      $(2,895,262)
     Apexx                                                  (10,024)          190,435
                                                        -----------       -----------
     esoft, consolidated                                $  (599,942)      $(2,556,729)

     Six Months Ended June 30,                             1998              1999
                                                        -----------       -----------
                                                         restated
     eSoft                                              $  (827,920)      $(5,624,585)
     Apexx                                                 (110,651)         (141,730)
                                                        -----------       -----------
     esoft, consolidated                                $(1,043,197)      $(6,043,875)

     NET LOSS PER COMMON SHARE:
     Three Months Ended June 30,                           1998              1999
                                                        -----------       -----------
                                                         restated
     As previously reported:
        Basic and diluted                               $     (0.10)              N/A
     Consolidated:
        Basic and diluted                               $     (0.09)       $    (0.28)

     Six Months Ended June 30,                             1998              1999
                                                        -----------       -----------
     As previously reported:
        Basic and diluted                               $     (0.19)              N/A
     Consolidated:
        Basic and diluted                               $     (0.18)      $     (0.68)


3.   Trade Receivables

     The following information summarizes accounts receivable:

                                                 DECEMBER 31,          JUNE 30,
                                                     1998                1999
                                                 -----------         -----------
     Accounts Receivable                           2,947,147           3,356,872
     Allowance for doubtful accounts                (267,241)           (373,919)
                                                 -----------         -----------
                                                 $ 2,679,906         $ 2,982,953
                                                 -----------         -----------
                                                 -----------         -----------


     The Company had one customer which accounted for 10% or more of the sales through the six months ending June 30, 1999. This customer represented 20% of the Company's revenue for the six months ended June 30, 1999. Additionally, this customer represented 6% of total accounts receivable at June 30, 1999. The Company has nine distributors which accounted for 39% of the Company's sales through the six months ending June 30, 1999.

                           ESOFT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The Company with regard to its foreign sales does not take the risk of foreign currency fluctuation. All sales are designated as payment in US denominated funds at the time of sale.

4.    Subscription Receivable

     The Company issued two promissory notes receivable in the amounts of $56,487 and $75,411 on March 10, 1999 and March 24, 1999 resulting from the exercise of 49,550 and 66,150 warrants with an exercise price of $1.15, by Transition Partners Limited and Copeland Consulting Group, Inc., respectively. At the time of exercise, $1,157 was paid in cash. The notes are due in March 2000 without interest and at 12% penalty interest thereafter and are secured by the shares of common stock being issued. At June 30, 1999, $56,487 has been paid. The Company also issued promissory notes receivable in the amount of $76,000 to employees during June 1999. The notes are due in June 2001 with annual interest at the rate of 5.75% due upon maturity and are secured by the shares of common stock being issued. The notes become due and payable upon termination of employment.

5.   Notes Payable

                                                                               DECEMBER 31,       JUNE 30,
                                                                                  1998              1999
                                                                               ------------     ------------
     Note payable to bank, payable in monthly installments of $3,171, including interest at prime plus 1.5% (9.25% at December 31, 1998), maturing March 15, 2002, equipment, inventory, and accounts receivable are provided as collateral, due on demand as a result of
     the Apexx merger.                                                         $   104,309       $    89,821
                                                                               -----------       -----------
                                                                               -----------       -----------

     Term note payable to a small business investment company. Interest is at 5% per annum, payable quarterly. Principal due June 2002. The note, in the principal amount of $3,000,000, has been discounted by $1,095,578. The discount, which is being amortized through June 2002, represents the value assigned to
     766,773 stock purchase warrants which were granted to the lender.
     The value of the discount has been calculated using the
     Black-Scholes option pricing model. The stock purchase warrants are exercisable through June 2002 to purchase an equal number of common shares at a per share price of $4.4994. The unamortized discount at
     June 30, 1999 was $1,075,290. The note is convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain antidilution provisions and adjustments. The Company has the ability, under certain circumstances, to obligate the investor to convert the debentures into common stock and to exercise the warrants. The investor has the option to purchase an additional $5 million of debentures, together with associated warrants, in two subsequent tranches. Under certain circumstances, the Company may require the investor to purchase $2 million of additional debentures, which would be convertible at $3.9125 per share, together with warrants to purchase 511,182 shares of common stock with an exercise price of $4.4994 per common share. The third tranche of $3 million of debentures would be convertible at the lower of (i) the Company's then current market price or (ii) $5.50, but in no event less than
     $3.9125 per share. The third tranche of debentures would be accompanied by warrants with an exercise price of 115% of the third tranche debenture conversion price. The debentures are manditorily convertible if the average Per Share Market Value over thirty consecutive trading days exceeds 200% of the exercise price of
     the warrants.                                                             $        -        $ 1,924,710
                                                                               -----------       -----------
                                                                               -----------       -----------

6.   Net Loss per Share

     Basic loss per share is calculated by dividing the net loss by the weighted average common shares

                       ESOFT, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


     outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

     Options and warrants to purchase 4,108,635 and 2,913,421 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending June 30, 1999 and 1998.

7.   Private Placement

     On May 14, 1999, eSoft received $500,000 from a stockholder in exchange for 156,250 common shares at a price of $3.20. Other expense with a corresponding credit to paid-in capital was recognized for the incremental discount on the transaction in the amount of $95,782.

8.   Proposed Private Placement

     The Company is negotiating possible private financing through the issuance of common stock or the issuance of convertible subordinated debentures. The Company intends to use the proceeds for working capital and funding acquisitions.

9.   Proposed Plan of Merger

     The Company has signed a letter of intent to merge with Technologic ("Technologic"), a privately held company headquartered in Norcross, Georgia. eSoft will exchange approximately 1.5 million shares of eSoft's common stock for all of the shares, options and warrants of Technologic. The companies intend for the acquisition to be accounted for as a pooling of interests. The completion of the transaction is subject to several conditions, including execution of a definitive purchase agreement and approval of the agreement by both companies' boards of directors and Technologic shareholders. The anticipated completion date for the transaction is August 31, 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         TEAM INTERNET IS A REGISTERED TRADEMARK OF ESOFT, INC.

     The primary market pursued by the Company to date consists of small-to-medium sized businesses ("SMB") that wish to initiate, or expand, their connection and presence on the Internet. The Company believes that the SMB market is not only expanding exponentially into the Internet arena, but also requires a solution that is more cost effective and easier to install and maintain than systems typically available for the Fortune 1000 companies. The SMB segment comprises the largest portion of the installed local area networks and increasingly recognizes the importance of the Internet to grow their business and improve productivity. Internet penetration has been estimated to increase from 54.9% of small business PC owners in 1998 to 68.5% in 2002. The number of small businesses online is expected to increase from
3.2 million in 1998 to 4.6 million in 2002. Most importantly for the SMB market, the Company's TEAM Internet system is a complete, plug-and-play solution that can be installed and maintained by non-technical personnel and at a fraction of the cost of the typical large system solution. The TEAM Internet 100 is a system that can connect a business Local Area Network (LAN) with up to 50 users to the Internet using a single Internet address. It provides all of the components an organization needs to develop, manage, and monitor its Intranet or external web presence. The TEAM Internet 2500 can connect up to 500 users on a LAN to the Internet. The Company has focused its distribution strategy on Value Added Resellers (VARs) who offer Local Area Network solutions to the SMB. In order to serve these VARs, the Company enters into agreements with leading distributors. The Company is exploring other avenues for distribution and also is focusing its efforts on telecommunication and distribution companies in the European, Latin American, and Asian markets.

     The Company continued to add Channel Development Representatives (CDRs) in key cities in the United States. The purpose of the CDRs is to assist VARs with lead generation and market pull-through of products to end-users. In 1999, the Company added seven CDRs. The Company continues to make a concerted and aggressive effort to market eSoft and educate the market as to the all-in-one appliance alternatives for the SMB.

     The Company has completed a merger with Apexx of Boise, Idaho, on May 25, 1999. As a result of the transaction, the Company issued 1,591,365 shares of the Company's common stock for all of the issued and outstanding shares of Apexx. Additionally, the Company extended Apexx a working capital line of credit of $500,000. The eSoft shares issued in exchange for outstanding Apexx shares were registered under an S-4 registration statement, which became effective April 20, 1999. In conjunction with the signing of the Definitive Merger Agreement, the Company executed an agreement to purchase products from Apexx to sell through its distribution channels. The Company elected to utilize the Apexx TEAM Internet brand name across the product lines of both companies. In the first quarter, the Company has de-emphasized the sales of the IPAD 1200 and replaced it with Apexx's TEAM Internet 100. The TEAM Internet 100 is a system that can connect a business LAN of up to 50 users to the Internet using a single Internet address. It provides all of the components an organization needs to develop, manage, and monitor its Intranet or external web presence. In the first quarter, the Company integrated the Apexx sales and marketing departments. The Company intends to distribute the TEAM Internet products through direct sales, VARs, network integrators, distributors, and overseas sales agents.

     Management expects the new company to have greater opportunities to expand market share for Internet access products, to have increased research and product development ability, to have more leverage to compete in its industry, to expand and diversify its distribution channels, and to further its ability to raise capital in order to finance the anticipated growth.

     As part of the Definitive Merger Agreement, the Company conducted a marketing program in the first quarter, where the products known by the Company as IPAD are being re-branded utilizing the Apexx product name of TEAM Internet.

Under the marketing program the Company incurred $933,000 of marketing costs. Under this marketing plan the company will focus on selling the TEAM Internet 100 and TEAM Internet 2500 (formerly known as the IPAD 2500) products. The proposed combined marketing program inaugurated a direct mail campaign during February through May 1999 to focus on potential users and VARS of the all-in-one appliance Internet connection. This marketing program comprised a direct mail program of 710,000 pieces to potential end users of the Company's products. The Company, under the plan, also targeted 238,000 free standing inserts in business journals focusing on potential end users. Additionally, a 55,000 piece direct mail campaign targeted at VARs and directed at educating these entities to the all-in-one appliance was formulated around this program. The Company has generated 5,000 leads from this program.

     The Company has recently announced a new business strategy with three primary areas of focus: Internet Access Products, Internet Services, and Software Engineering Services. The Internet Access Products effort will build on the Company's core business of developing, marketing and selling the Company's market-leading TEAM Internet product line of Internet access products. Internet Services will focus on creating value by aggregating resellers and customers into a virtual community for the delivery of products and services by e-commerce and other Internet-based offerings. The Software Engineering Services activities will concentrate on the growing domestic and international demand for Linux-based software, leveraging the professional Linux engineering and development competencies and skills of the Company. This plan leverages the existing Internet and Linux software strengths of the Company, while addressing the demands and requirements of the marketplace.

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

     eSoft has signed a letter of intent for eSoft to acquire Technologic ("Technologic"), a privately held company headquartered in Norcross, Georgia. eSoft will exchange approximately 1.5 million shares of eSoft's common stock for all of the shares, options and warrants of Technologic. Through this acquisition, eSoft will leverage Technologic's strengths in advanced firewall security applications and Virtual Private Network ("VPN") technology to accelerate eSoft's goal of becoming a worldwide market leader in Internet Appliances. eSoft will market the Technologic products through its more than 600 domestic and international resellers, online and telemarketing channels.

     The companies intend for the acquisition to be a pooling-of-interests. The completion of the transaction is subject to several conditions, including execution of a definitive purchase agreement and approval of the agreement by both companies' boards of directors and Technologic shareholders. The anticipated completion date for the transaction is August 31, 1999.

Liquidity and Capital Resources

     The Company's cash position on June 30, 1999 was $1,765,000, an increase of $1,087,000 from year end primarily due to the maturation of investments and the proceeds from the issuance of convertible debt. The Company's working capital at June 30, 1999 was $2,501,000 a decrease of $2,033,000. Investments of $1,992,000 matured during the first quarter, from which the proceeds were utilized to support operations. Management anticipates continuing losses in support of the growth curve, and thus its cash position will continue to decrease. Additionally, in the near term, with new distributors being added to continue market development, the Company anticipates its accounts receivable to increase. The Company is increasing efforts to reduce the present accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce days outstanding. The decrease in inventories from year end resulted from improved inventory management with respect to sales volume. TEAM Internet 2500 accounted for $324,000 or 44% of the total inventory at June 30, 1999. The Company has expended $110,000 in capital expenditures, of which $30,000 was related to furniture for the new headquarters, and $30,000 was for leasehold improvements. Management believes that its current cash position, the anticipated cash receipts from receivables, and the anticipated private placement funding will be sufficient to meet its working capital needs for the foreseeable future.

     On May 14, 1999, eSoft received $500,000 from a stockholder in exchange for 156,250 common shares at a price of $3.20. Other expense with a corresponding credit to paid-in capital was recognized for the incremental discount on the transaction in the amount of $95,782.

     On June 10, 1999, eSoft received $3,000,000 from a placement of 5% convertible subordinated debentures due in 2002. Interest is payable in cash or, at the Company's option, in shares of common stock. The debentures are convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain antidilution provisions and adjustments. The investor also received warrants to purchase 766,773 shares of common stock with an exercise price of $4.4994 per common share. The warrants have a three year term. A discount in relation to the warrants was recorded in the amount of $1,095,578, which is being amortized over three years. The Company has the ability, under certain circumstances, to obligate the investor to convert the debentures into common stock and to exercise the warrants.

     As part of the debenture financing, the investor has the option to purchase an additional $5 million of debentures, together with associated warrants, in two subsequent tranches. Under certain circumstances, the Company may require the investor to purchase $2 million of additional debentures, which would be convertible at $3.9125 per share, together with warrants to purchase 511,182 shares of common stock with an exercise price of $4.4994 per common share. The third tranche of $3 million of debentures would be convertible at the lower of (i) the Company's then current market price or
(ii) $5.50, but in no event less than $3.9125 per share. The third tranche of debentures would be accompanied by warrants with an exercise price of 115% of the third tranche debenture conversion price. A.G. Edwards & Sons, Inc. acted as the placement agent for the debentures.

     Net proceeds were approximately $2,675,000 after offering expenses. Under the terms of the private placement, the Company has agreed to pay the agent a placement fee of 6% of the gross proceeds. The Company intends to use the proceeds of the offering for working capital.

     The Company is planning on raising funds through the private placements of common stock or the issuance of convertible subordinated debentures. The Company intends to use the proceeds of the offering for working capital and funding of acquisitions.

Cash Flow

     Net cash used in operating activities for the six months ended June 30, 1999 was $4,803,000 compared with $2,068,000 for the six months ended June 30, 1998. The increase of $2,735,000 for the 1999 period compared to the 1998 period was primarily due to an increase in the net loss. This resulted from additional employees hired in the sales department for the expansion of domestic and foreign territories. Also, the intensive marketing efforts of the newly formed marketing department regarding the rebranding campaign of the IPAD products contributed to the loss. There were also merger related costs of about $900,000 incurred during 1999 for legal, accounting and consulting fees, relocation costs and integration of the companies related to the Merger.

         Net cash provided by investing activities for the six months ended June 30, 1999 was $1,893,000 compared with $229,000 used by investing activities for the six months ended June 30,

1998. The increase of $2,122,000 for the 1999 period compared to the 1998 period was primarily due to $2,000,000 of investments maturing during the quarter. In addition, purchases of property and equipment decreased about $65,000 due to operations being more established at that point in time.

     Net cash provided by financing activities for the six months ended June 30, 1999 was $3,997,000 compared with $8,025,000 for the six months ended June 30, 1998. The decrease of $4,028,000 for the 1999 period compared to the 1998 period was primarily due to $5,531,000 for the net proceeds from the June private placement of 1,468,941 shares of common stock, and the $1,400,000 received from the net proceeds of the 1998 public offering of 1,550,000 shares. Additional financing activities during the six months ended June 30, 1998 included private transactions with officers, directors, and consultants, the exercise of 250,000 warrants and 60,000 employee options, proceeds from the line of credit, conversion of promissory notes, and deferred offering costs. In June 1999, net proceeds of $2,675,000 were received as a result of the issuance of convertible subordinated debentures. Additional financing activities during the six months ended June 30, 1999 included exercise of options and warrants, proceeds from subscriptions receivable, and payments and proceeds from the line of credit and short term debt.

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1999
              COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     Quarterly revenues totaled $1,526,000 versus revenue of $2,068,000 for the comparable quarter in 1998. This represents a decrease of $542,000 or 26% over the comparable quarter in 1998. The decrease is partly associated with a price decrease of the TEAM Internet 2500, which was necessary in order to remain competitive in the market place. In addition, most of the distributors in place during the first quarter 1998 signed agreements in mid to late 1998 containing termination clauses, which preclude the Company from recognizing revenue until the product has been sold through to resellers. During the first quarter, in connection with the proposed Apexx merger the Company de-emphasized the sales of the IPAD 1200 and replaced it with Apexx's TEAM Internet 100. For the quarter ending June 30, 1999, the Company experienced sales growth of $363,000 or 31% revenue growth over the 1999 first quarter results.

     Gross profit margin in the current quarter was 45% of revenue $687,000 compared to 57% $1,185,000 for the three months ended June 30, 1998. The decrease is associated with the price decrease of the TEAM Internet 2500 with no corresponding decrease in the Company's cost. In addition, the replacement of the IPAD 1200 with Apexx's TEAM Internet 100 caused margins to decrease. Once the TEAM Internet 100 inventory is replenished, margins are expected to increase.

     Selling, General and Administrative, Engineering and R&D Expenses increased $1,313,000 or 73% from $1,795,000 for the quarter ending June 30, 1998 to $3,108,000 for the quarter ending June 30, 1999. Sales and marketing expenses increased $332,000 from $821,000 in 1998 to $1,153,000 in 1999. The significant increases in expenditures are attributed to the addition of the marketing department late in December 1998 and the addition of sales people in order to expand sales efforts domestically and internationally. There are six employees in the newly formed Marketing Department, and three CDRs have been added in the Sales Department. General and administrative expense increased $894,000 from $654,000 in 1998 compared to $1,548,000 for the current quarter. The majority of the increase can be attributed to merger costs, salaries, and consultants. Engineering and tech support expenses increased $140,000 from $164,000 in 1998 compared to $304,000 in 1999. The increase relates to additional employees and moving expenses related to the merger. The SG&A will continue to grow with the anticipated addition of new hires to augment the Company in all departments as growth in revenues dictates. Amortized software development costs total $42,000 for the quarter.

     Interest expense increased $40,000 in the three months ended June 30, 1999 from $11,000 in 1998 to $51,000 in 1999. The additional interest is due to the interest and discount amortization on the convertible subordinated debentures and amortization of deferred offering costs. Interest income decreased $12,000 in the quarter. This decrease is associated with funds received from the completion of the private placement at the end of the second quarter in 1998.

     Net loss from operations was ($2,557,000) for the three months ended June 30, 1999, compared to ($600,000) for the same period in 1998, an increase in the loss of ($1,957,000) over the same period. The net losses are associated with the increased SG&A necessary to maintain a continued quarterly sales growth rate in expanding into this market. Merger costs also contributed to the increase. Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and additions of new hires.

       RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1999
           COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     Revenues for six months of operations totaled $2,689,000 compared to revenues of $3,547,000 for the same period in 1998. This represents a decrease of $858,000 or 24% over the comparable six month period in 1998. The decrease is partly associated with a price decrease of the TEAM Internet 2500, which was necessary in order to remain competitive in the market place. In addition, most of the distributors in place during the first quarter 1998 signed agreements in mid to late 1998 containing termination clauses, which preclude the Company from recognizing revenue until the product has been sold through to resellers. During the first quarter, in connection with the proposed Apexx merger the Company de-emphasized the sales of the IPAD 1200 and replaced it with Apexx's TEAM Internet 100.

     Gross profit margin was 42% of revenue $1,143,000 compared to 56% $1,971,000 for the six months ended June 30, 1998. The decrease is associated with the price decrease of the TEAM Internet 2500 with no corresponding decrease in the Company's cost. In addition, the replacement of the IPAD 1200 with Apexx's TEAM Internet 100 caused margins to decrease. Once the TEAM Internet 100 inventory is replenished, margins are expected to increase. Furthermore, approximately 36% of the first quarter sales of 1999 were comprised of network interface cards sold to eNetCo, in which the gross profit margin was 36%. The sales of these cards in 1999 were made in relation to sales of TEAM Internet products to eNetco at the end of 1998.

     Selling, General and Administrative, Engineering and R & D Expenses (SG&A) increased $4,044,000 or 134% from $3,022,000 for the first six months in 1998 to $7,066,000 for the same six months in the 1999 period. Sales and marketing expenses increased $2,040,000 from $1,382,000 in 1998 to $3,422,000 in 1999. The significant increases in expenditures are attributed to the addition of the marketing department late in December 1998 and the addition of sales people in order to expand sales efforts domestically and internationally. There are six employees in the newly formed Marketing Department, and seven CDRs have been added in the Sales Department. In addition, an extensive marketing campaign was launched to rebrand the products. General and administrative expense increased $1,796,000 from $1,107,000 in the 1998 period compared to total expenses of $2,903,000 in 1999. The majority of the increase can be attributed to merger costs, salaries, consultants, and printing fees for SEC filings. Engineering expenses increased $221,000 from $255,000 for the six months ending June 1998 to $476,000 for the same period in 1999. The increase is associated with salaries and moving expenses related to the merger. Amortized software development costs total $84,000 for the period.

     Interest expense increased $48,000 in the six months ended June 30, 1999 from $12,000 in 1998 to $60,000 in 1999. The additional interest is due to the interest and discount amortization on the convertible subordinated debentures and amortization of deferred offering costs. Interest income increased $14,000 for the six month period. This increase is associated with funds received from the completion of the private placement at the end of the second quarter in 1998.

     Net losses from operations totaled ($6,044,000) for the six months ended June 30, 1999, compared to ($1,043,000) loss for the same period in 1998, an increase in the loss of ($5,001,000) over the same period. The net loss is associated with the increased SG&A necessary to ramp quarterly sales growth rates. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

Income Taxes

     At June 30, 1999, a valuation allowance for 100% of the deferred tax asset has been recorded, as Management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitations under Section 382 of the Internal Revenue Code.

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

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Votes taken on May 20, 1999 included the following:

1. Proposal to approve an amended and restated agreement and plan of merger dated as of January 25, 1999 by and between the Company, eSoft Acquisition Corporation and Apexx

2.     Proposal to elect Jeffrey Finn as a Class I director of the Company

3. Proposal to amend the Company's equity incentive plan to increase the number of shares issuable under the plan from 1,700,000 shares to 2,900,000 shares

4. Proposal to approve other such matters as may properly be presented at the annual and special meeting or any postponement or adjournment thereof

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            27  Financial Data Schedule.

         b) Reports on Form 8-K.

                On June 9, 1999, the Company filed a Current Report on Form 8-K, dated May 14, 1999, to report, under Item 2, the acquisition of Apexx Technology, Inc. in a merger, and to report, under Item 5, the sale and issuance of 156,250 shares of Common Stock.

                On June 25, 1999, the Company filed a Current Report on
         Form 8-K, dated June 10, 1999, to report, under Item 5, the sale and issuance of Convertible Subordinated Debentures for gross proceeds of $3,000,000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       eSoft, Inc.
                                       (Registrant)


Date:  August 16, 1999                 /s/ Jeffrey Finn
     --------------------              ------------------------------
                                       Jeffrey Finn
                                       President, Chief Operating Officer



Date:  August 16, 1999                 /s/ Amy Beth Hansman
     --------------------              ------------------------------
                                       Amy Beth Hansman
                                       Chief Accounting Officer

                                  Exhibit Index

     Exhibit No.            Description
     -----------            -----------
       27.1             Financial Data Schedule

       27.2             Financial Data Schedule-Restated