Form 10QSB
period 1999-09-30
ESOFT INC
filed 1999-11-15
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                September 30, 1999
                ----------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                 to
                                ------------------------------------

Commission File Number                      00-23527
                       ---------------------------------------------


                                   eSoft, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    84-0938960
       ------------------------                 ------------------------
       (State of Incorporation)                 (IRS  Employer ID Number)

295 Interlocken Boulevard  #500               Broomfield,  CO            80021
---------------------------------             --------------------------------
(Address of principle executive offices)      (city)     (state)     (zip code)

                                 (303) 444-1600
                -------------------------------------------------
                Registrant's telephone number including area code


     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Registrant's $0.01 par value common stock on October 31, 1999 was 10,963,942.

                          ESOFT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                 Page
                                                                               ----
           Item 1.  Consolidated Financial Statements                       3  -  15

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      16 - 24


PART II  OTHER INFORMATION                                                   25 - 27


PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                         ESOFT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,       SEPTEMBER 30,
                                                                         1998                1999
                                                                     -------------       -------------
                                                                                         (UNAUDITED)
                                   ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $   732,384           $ 1,965,284
     Investment securities                                            2,174,730                     -
     Accounts receivable:
        Trade, net of allowance for doubtful accounts                 2,830,981             3,001,020
        Other                                                              -                  306,000
     Inventories                                                      1,617,889               834,210
     Prepaid expenses and other                                         259,696               160,160
                                                                    -----------           -----------
           Total current assets                                       7,615,680             6,266,674
                                                                    -----------           -----------

PROPERTY AND EQUIPMENT
     Computer equipment                                                 546,720               652,350
     Furniture and equipment                                            328,333               327,330
     Manufacturing tools and equipment                                   26,423                26,423
     Leasehold Improvements                                             175,915               176,314
                                                                    -----------           -----------
                                                                      1,077,391             1,182,417
     Less accumulated depreciation                                      483,495               575,410
                                                                    -----------           -----------
         Net property and equipment                                     593,896               607,007
                                                                    -----------           -----------

OTHER ASSETS
     Capitalized software costs, net of accumulated
      amortization of $314,453 and $439,932                             867,072               744,243
     Restricted cash and cash equivalents                                85,000                     -
     Deferred financing costs                                           780,891
                                                                            -
     Other assets                                                         7,039                32,984
                                                                    -----------           -----------
           Total other assets                                           959,111             1,558,118
                                                                    -----------           -----------

TOTAL ASSETS                                                        $ 9,168,687           $ 8,431,799
                                                                    ===========           ===========


       The accompanying notes are an integral part of the consolidated financial statements.

                          ESOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,       SEPTEMBER 30,
                                                                         1998                1999
                                                                     -------------       -------------
                                                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                               $  1,497,276          $  1,891,542
     Margin loan on investments                                           39,544                     -
     Marketing loan agreement                                            356,060               459,855
     Current portion of long-term debt                                   136,865                28,182
     Deferred revenue                                                    259,307               282,603
     Customer deposits                                                   248,287                     -
     Accrued expenses:
          Payroll and payroll taxes                                      258,184               149,740
          Legal fees                                                      53,400               200,000
          Other                                                          310,666               546,915
                                                                    ------------          ------------

         Total current liabilities                                     3,159,589             3,558,837

LONG TERM LIABILITIES
     Long-term debt, less current portion                                      -             2,949,455
                                                                    ------------          ------------

         Total liabilities                                             3,159,589             6,508,292
                                                                    ------------          ------------

STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share;                              96,947               109,580
       authorized 50,000,000 shares; 9,694,673
       and 10,957,985 issued and outstanding
       December 31, 1998 and September 30, 1999,
       respectively
       Additional paid-in capital                                     10,215,840            14,234,281
       Notes receivable                                                        -              (152,420)
       Accumulated deficit                                            (4,303,689)          (12,267,934)
                                                                    ------------          ------------
         Total stockholders' equity                                    6,009,098             1,923,507
                                                                    ------------          ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                            $  9,168,687          $  8,431,799
                                                                    ============          ============


       The accompanying notes are an integral part of the consolidated financial statements.

                          ESOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                         1998              1999                 1998               1999
                                                      ----------        -----------          -----------        -----------
REVENUE                                               $2,932,041        $ 2,233,872          $ 7,371,531        $ 6,040,710

COST OF GOODS SOLD                                     1,140,208            859,235            2,949,809          2,761,928
                                                      ----------        -----------          -----------        -----------

GROSS PROFIT                                           1,791,833          1,374,637            4,421,722          3,278,782
                                                      ----------        -----------          -----------        -----------

EXPENSES
  Sales and marketing expense                          1,303,634          1,033,505            2,929,561          4,836,333
  General & administrative expense                     1,069,840          1,515,914            2,581,963          5,006,055
  Engineering expense                                    286,831            332,074              694,301          1,047,163
  Software amortization costs                             54,695             41,826              156,788            125,479
  Research and development                               179,740            137,885              466,591            493,594
                                                      ----------        -----------          -----------        -----------
                                                       2,894,740          3,061,204            6,829,204         11,508,624
                                                      ----------        -----------          -----------        -----------

OTHER INCOME (EXPENSE)
  Other income (expense)                                      64             95,063               (7,032)            10,898
  Realized gain on sale of investments                   194,185               -                 194,185            109,895
  Unrealized gain on sale of investments                  44,692               -                  80,873                -
  Interest income                                         95,062              6,518              114,958             43,161
  Interest expense                                        (6,687)          (223,306)             (18,449)          (283,297)
                                                      ----------        -----------          -----------        -----------
                                                         327,316           (121,725)             364,535           (119,343)
                                                      ----------        -----------          -----------        -----------

NET LOSS                                              $ (775,591)       $(1,808,292)         $(2,042,947)       $(8,349,185)
                                                      ==========        ===========          ===========        ===========

BASIC AND DILUTED LOSS
      PER COMMON SHARE                                $    (0.08)       $     (0.17)         $     (0.26)       $     (0.81)
                                                      ==========        ===========          ===========        ===========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                            9,590,216         10,751,198            7,972,581         10,302,233
                                                      ==========        ===========          ===========        ===========


       The accompanying notes are an integral part of the consolidated financial statements.

                         ESOFT, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                                    COMMON STOCK         ADDITIONAL                                    TOTAL
                                               ----------------------     PAID-IN        NOTES       ACCUMULATED    STOCKHOLDERS'
                                                  SHARES      AMOUNT      CAPITAL      RECEIVABLE      DEFICIT         EQUITY
                                               -----------   --------   ------------   ----------   -------------   -------------
BALANCE, January 1, 1999                        9,694,673    $ 96,947   $10,215,840    $        -    ($4,303,689)    $6,009,098

Issuance of options to consultant                       -           -        45,383             -              -         45,383

Issuance of compensatory options                        -           -        40,420             -              -         40,420

Exercise of warrants and options                  879,853       8,798       853,121             -              -        861,919

Issuance of stock pursuant to private
  placement, May 1999                             156,250       1,563       498,437             -              -        500,000

Issuance of common stock for payment of
  accounts payable                                  5,500          55        21,945             -              -         22,000

Issuance of warrants pursuant to private
  placement of debt, June 1999                          -           -     1,478,325             -              -      1,478,325

To reclassify the undistributed losses
  of Technologic, Inc. (an S-Corporation
  through the date of merger) to
  additional paid-in capital                             -           -     (384,940)            -        384,940              -

Issuance of common stock to brokers                75,000         750       289,875             -              -        290,625

Issuance of warrants pursuant to private
  placement of debt,  September 1999                    -           -       968,308             -              -        968,308

Issuance of notes receivable for exercise of
  options and warrants, net of collections        146,709       1,467       207,567      (152,420)             -         56,614

Net loss for the nine months ended
  September 30, 1999                                    -           -             -             -     (8,349,185)    (8,349,185)
                                               ----------    --------   -----------     ----------  -------------    ----------

BALANCE, September 30, 1999                    10,957,985    $109,580   $14,234,281     ($152,420)  ($12,267,934)    $1,923,507
                                               ==========    ========   ===========     ==========  =============    ==========

       The accompanying notes are an integral part of the consolidated financial statements.

                          ESOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                     1998               1999
                                                                -------------       -------------
OPERATING ACTIVITIES
  Net loss from operations                                      $  (2,042,947)      $ (8,349,185)

  Adjustments to reconcile net loss to net cash used in operating activities

      Depreciation & software amortization                            268,000            217,394
      Realized gain from sale of trading securities                  (194,185)          (109,445)

      Proceeds from sale of trading securities                        194,185            292,634
      Unrealized (gain) from trading securities                       (80,873)                 -
      Gain on sale of fixed assets                                       (611)              (450)
      Provision for losses on accounts receivable                     174,598            151,639
      Interest income on subscription receivable                            -             (1,009)
      Amortization of discount on investments                               -             (8,459)
      Amortization of debt discounts and financing costs                    -            204,150
      Issuance of compensatory options                                 46,400             40,420
      Issuance of consultant options                                        -             45,383
      Issuance of common stock to brokers                                   -            290,625
      Amortization of warrant valuation granted for
        prepaid consulting                                             51,466            101,767

      Changes in operating assets and liabilites:

        Accounts receivable - trade                                (2,776,327)          (627,678)
        Inventories                                                  (317,405)           783,679
        Other assets                                                    8,932            (25,945)
        Prepaid expenses                                             (408,724)            (2,231)
        Accounts payable                                              903,003            416,266
        Accrued expenses                                              296,003             26,120
        Deferred revenue                                               99,373             23,296
                                                                -------------       ------------
Net cash used in operating activities                              (3,779,112)        (6,531,029)
                                                                -------------       ------------
INVESTING ACTIVITIES
      Proceeds from investments                                             -          2,000,000
      Purchase of equipment                                          (452,337)          (141,873)
      Proceeds from sale of assets                                      4,217             37,296
      Restricted cash                                                       -             85,000
      Capitalized software costs                                      (60,000)            (2,650)
                                                                -------------       ------------
Net cash (used in) provided by investing activities                  (508,120)         1,977,773
                                                                -------------       ------------


       The accompanying notes are an integral part of the consolidated financial statements.

                          ESOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

CASH FLOW FROM FINANCING ACTIVITIES
      Due to related party                                                      100,000                   -
      Payment on related party borrowings                                       (20,000)                  -
      Proceeds from subscription receivable                                     200,000              56,487
      Payments on short term debt                                              (121,955)           (159,151)
      Proceeds from short term debt                                             365,984             114,719
      Proceeds from issuance of convertible debt                                      -           4,950,000
      Payment of dividends                                                     (249,998)                  -
      Debt offering costs paid                                                        -            (538,953)
      Proceeds from exercise of options and warrants and sale
         of stock                                                             7,779,797           1,363,054
                                                                          -------------        ------------
  Net cash provided by financing activities                                   8,053,828           5,786,156
                                                                          -------------        ------------

INCREASE IN CASH                                                              3,766,596           1,232,900

CASH: BEGINNING OF PERIOD                                                     1,228,143             732,384
                                                                          -------------        ------------
CASH: END OF PERIOD                                                       $   4,994,739       $   1,965,284
                                                                          =============       =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Common Stock issued for subscriptions receivable                                   -       $     209,034
   Warrants issued in connection with debt offering                                   -       $   2,466,633
   Issuance of notes receivable for exercise of options and warrants                  -       $      62,049
   Common stock issued for payment of accounts payable                                -       $      22,000


       The accompanying notes are an integral part of the consolidated financial statements.

                          ESOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1.   Basis of Presentation

         The consolidated interim financial statements include the accounts of eSoft, Inc. and its two wholly-owned subsidiaries, Apexx Technology, Inc. ("Apexx") and Technologic, Inc. ("Technologic"), (collectively eSoft or the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

         The consolidated financial statements of the Company for the three and nine months ended September 30, 1999 and 1998 have been restated to give retroactive effect to the mergers with Apexx on May 25, 1999 and Technologic on September 10, 1999, which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated statement of stockholders' equity reflect the accounts of eSoft as if the additional common stock issued in connection with the mergers had been issued for all periods presented. It is further suggested that these consolidated financial statements be read in conjunction with the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K and 8-K/A filed with the Securities & Exchange Commission on August 9, 1999 and with an amendment to the Company's Current Report on Form 8-K filed with the Securities & Exchange Commission on September 27, 1999, which will be filed with the Commission within 75 days after September 10, 1999.

         Results of operations for the interim periods are not necessarily indicative of annual results.

     2.  Business Acquisitions

         Effective May 25, 1999, the Company completed the merger with Apexx located in Boise, Idaho which provided for the exchange of all of the outstanding stock of Apexx for 1,591,365 shares of eSoft common stock and for the conversion of all Apexx stock options into

                          ESOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         eSoft stock options to acquire 1,356,003 shares of eSoft common stock. The Merger has been accounted for as a pooling of interests.

         Effective September 10, 1999, the Company completed the merger with Technologic located in Norcross, Georgia which provided for the exchange of all of the outstanding stock of Technologic for 1,244,436 shares of eSoft common stock and for the conversion of all Technologic stock options into eSoft stock options to acquire 180,555 shares of eSoft common stock. This Merger also issued 75,000 shares of the Company's common stock to the investment bankers of Technologic in connection with the Merger. The Merger has been accounted for as a pooling of interests. Merger costs of about $725,000 in relation to this merger were expensed during the third quarter, which include bankers fees, audit fees, legal fees, and printing fees.

         Pooling Company            Nature of Operations               Merger Date
         ---------------            --------------------               -----------
         Apexx Technology, Inc.     Internet connectivity solutions    May 25, 1999
         Technologic, Inc.          Internet connectivity solutions    September 10, 1999

         Revenue, net loss and net loss per common share of eSoft, Apexx and Technologic as consolidated for the periods presented are as follows:

            ---------------------------------------------- ---------------- -----------------
            REVENUE:
            Three Months Ended September 30,                    1998              1999
            ---------------------------------------------- ---------------- -----------------
                                                              restated
            ---------------------------------------------- ---------------- -----------------
            ---------------------------------------------- ---------------- -----------------
            eSoft                                               $1,480,199       $ 1,086,657
            ---------------------------------------------- ---------------- -----------------
            Apexx                                                  918,706           442,564
            ---------------------------------------------- ---------------- -----------------
            Technologic                                            533,136           710,147
            ---------------------------------------------- ---------------- -----------------
            Eliminations                                            -                (5,496)
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            eSoft, consolidated                                 $2,932,041        $2,233,872
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            Nine Months Ended September 30,                     1998              1999
            ---------------------------------------------- ---------------- -----------------
                                                              Restated
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            eSoft                                               $3,335,139        $2,116,145
            ---------------------------------------------- ---------------- -----------------
            Apexx                                                2,624,441         2,598,003
            ---------------------------------------------- ---------------- -----------------
            Technologic                                          1,411,951         1,827,765
            ---------------------------------------------- ---------------- -----------------
            Eliminations                                            -              (501,203)
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            eSoft, consolidated                                 $7,371,531        $6,040,710
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            NET LOSS:
            ---------------------------------------------- ---------------- -----------------
            Three Months Ended September 30,                    1998              1999
            ---------------------------------------------- ---------------- -----------------
                                                              restated
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            eSoft                                               $(651,528)      $(2,011,228)
             ---------------------------------------------- ---------------- -----------------
            Apexx                                                (235,988)           310,607
             ---------------------------------------------- ---------------- -----------------
            Technologic                                            111,925         (104,649)
             ---------------------------------------------- ---------------- -----------------
            Eliminations                                            -                (3,022)
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            eSoft, consolidated                                 $(775,591)      $(1,808,292)
            ---------------------------------------------- ---------------- -----------------

             ---------------------------------------------- ---------------- -----------------
            Nine Months Ended September 30,                     1998              1999
            ---------------------------------------------- ---------------- -----------------
                                                              restated
            ---------------------------------------------- ---------------- -----------------

             ---------------------------------------------- ---------------- -----------------
            eSoft                                             $(1,479,448)      $(7,635,798)
            ---------------------------------------------- ---------------- -----------------
            Apexx                                                (485,051)           168,876
            ---------------------------------------------- ---------------- -----------------
            Technologic                                           (78,448)         (601,667)
             ---------------------------------------------- ---------------- -----------------
            Eliminations                                            -              (280,596)
             ---------------------------------------------- ---------------- -----------------

             ---------------------------------------------- ---------------- -----------------
            eSoft, consolidated                               $(2,042,947)      $(8,349,185)
             ---------------------------------------------- ---------------- -----------------

             ---------------------------------------------- ---------------- -----------------

             ---------------------------------------------- ---------------- -----------------
            NET LOSS PER COMMON SHARE:
             ---------------------------------------------- ---------------- -----------------
            Three Months Ended September 30,                    1998              1999
            ---------------------------------------------- ---------------- -----------------
                                                              restated
             ---------------------------------------------- ---------------- -----------------

             ---------------------------------------------- ---------------- -----------------
            As previously reported:
             ---------------------------------------------- ---------------- -----------------
               Basic and diluted                                  $ (0.10)               N/A
             ---------------------------------------------- ---------------- -----------------

             ---------------------------------------------- ---------------- -----------------
            Consolidated:
            ---------------------------------------------- ---------------- -----------------
               Basic and diluted                                   $(0.08)          $ (0.17)
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            Nine  Months Ended September  30,                   1998              1999
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            As previously reported:
            ---------------------------------------------- ---------------- -----------------
               Basic and diluted                                  $ (0.29)               N/A
            ---------------------------------------------- ---------------- -----------------

            ---------------------------------------------- ---------------- -----------------
            Consolidated:
            ---------------------------------------------- ---------------- -----------------
               Basic and diluted                                  $ (0.26)          $ (0.81)
            ---------------------------------------------- ---------------- -----------------

                          ESOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       Trade Receivables

         The following information summarizes accounts receivable:

                                                      DECEMBER 31,           SEPTEMBER 30,
                                                         1998                    1999
                                                      -----------             -----------
               Accounts Receivable                    $ 3,144,222             $ 3,465,900
               Allowance for doubtful accounts           (313,241)               (464,880)
                                                      -----------             -----------
                                                                              $ 3,001,020
                                                      $ 2,830,981             $ 8,478,000
                                                      ===========             ===========

         The Company did not have any customers which accounted for 10% or more of the sales through the nine months ending September 30, 1999. One customer represented 48% of total accounts receivable at September 30, 1999. The Company has seven distributors which accounted for 16% of the Company's sales through the nine months ending September 30, 1999.

         The Company with regard to its foreign sales does not take the risk of foreign currency fluctuation. All sales are designated as payment in US denominated funds at the time of sale.

4.       Subscription Receivable

         The Company issued two promissory notes receivable in the amounts of $56,487 and $75,411 on March 10, 1999 and March 24, 1999 resulting from the exercise of 49,550 and 66,150 warrants with an exercise price of $1.15, by Transition Partners Limited and Copeland Consulting Group, Inc., respectively. At the time of exercise, $1,157 was paid in cash. The notes are due in March 2000 without interest and at 12% penalty interest thereafter and are secured by the shares of common stock being issued. At September 30, 1999, $56,487 has been paid on these notes receivable and $1,009 of interest receivable has been recognized. The Company also issued promissory notes receivable in the amount of $76,000 to employees during June 1999. The notes are due in June 2001 with annual interest at the rate of 5.75% due upon maturity and are secured by the shares of common stock being issued. The notes become due and payable upon termination of employment.

                          ESOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.        Long-term debt

                                                                                DECEMBER 31,          SEPTEMBER 30,
                                                                                    1998                   1999
                                                                                ------------          -------------
          Note payable to bank, payable in monthly installments of
          $3,171, including interest at prime plus 1.5% (9.25% at
          December 31, 1998), maturing March 15, 2002, equipment,
          inventory, and accounts receivable are provided as collateral,
          due on demand as a result of the Apexx merger.                           $  104,309            $ 15,160

          Note payable to bank, payable in monthly installments of
          $2,170, including interest at prime plus 2% (9.75% at December
          31, 1998), maturing March 10, 2000, collateralized by
          guarantees from certain shareholders, due on demand as a
          result of the Technologic merger.                                            32,556              13,022

          Term note payable to a small business investment company. Interest is at 5% per annum, payable quarterly. Principal is due June 2002. The note, in the principal amount of $5,000,000, has been discounted by
          $2,146,270. The discount, which is being amortized through June 2002, represents the value assigned to 1,277,955 stock purchase warrants which were granted to the lender and a 2.5% discount on the $2,000,000 note payable. The value of the discount has been calculated using the
          Black-Scholes option pricing model. The stock purchase warrants are exercisable through June 2002 to purchase an equal number of common shares at a per share price of $4.4994. The unamortized discount at
          September 30, 1999 was $2,050,545. The note is convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. The Company has the ability, under certain circumstances, to obligate the investor to convert the debentures into common stock and to exercise the warrants. The investor has the option to purchase an additional $3 million of debentures, together with associated warrants, in the final tranche.  The final tranche of $3 million of debentures would be convertible at the lower of (i) the
          Company's then current market price or (ii) $5.50, but in no event less than $3.9125 per share.  This tranche of debentures would be accompanied by warrants with an exercise price of 115% of the debenture conversion price.  The debentures are manditorily convertible if the average per share market value over thirty consecutive trading
          days exceeds 200% of the exercise price of the warrants.                            -          2,949,455
                                                                                       ----------      -----------

          Total long term debt                                                            136,865        2,977,637

                                                                                          136,865           28,182
          Less current portion                                                         ----------      -----------

                                                                                       $      -        $ 2,949,455
          Total long term debt                                                         ==========      ===========

                          ESOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.       Net Loss per Share

         Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

         Options and warrants to purchase 3,132,986 and 4,933,140 shares of common stock and notes convertible into 0 and 1,277,955 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending September 30, 1998 and 1999.

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

              The Company's business strategy consists of three primary areas of focus: Internet Server Products, Software Licensing, and Internet Services.

              The Internet Server Products effort focuses on building on the Company's core business of developing, marketing and selling the Company's market-leading TEAM Internet product line of Internet server products. The Company has pursued acquisitions such as Technologic where it believes it can extend the product line features and functions and appeal to a broader group of end user customers. Most importantly for the SMB market, the Company's TEAM Internet system is a complete, plug-and-play solution that can be installed and maintained by non-technical personnel and at a fraction of the cost of the typical large system solution. The TEAM Internet product family enables a SMB business to connect their Local Area Network (LAN) to the Internet supporting from 5 to over 300 users. It provides all of the components an organization needs to develop, manage, and monitor its Intranet or external web presence. In the United States, the Company has focused its distribution strategy for the TEAM Internet on Value Added Resellers
         (VARs) who offer Local Area Network solutions to the SMB. The Company markets directly to these VARs and also enters into agreements with leading distributors to support selected VARs ordering requirements. The Company has deployed Territory Sales Managers (TSMs) in a handfull of selected markets in the United States. The purpose of the TSMs is to assist VARs with lead generation and market pull-through of products to end-users. Internationally, the Company is pursuing relationships with telecommunication and distribution companies in the European, Latin American, and Asian markets. The Company continues to make a concerted and aggressive effort to market eSoft and educate the market as to the Internet server alternatives for the SMB.

              The Company announced earlier in 1999 its intention to license the TEAM Internet software through a program known as "redphish". The objective of the redphish program is to expand the Company's distribution capabilities through third party OEM agreements with leading hardware manufacturers. The Company believes that these types of licensing relationships will be critical to the Company's future success, redphish combines licensing of the TEAM Internet software with professional engineering services in order to create highly specialized or customized offerings for third parties. The Company believes that the redphish program is highly complementary to its Internet Server Products activities, and enables the Company to gain time to market advantages in developing new software features, as well as building out its distribution network. Linux is the operating system of the new product strategy focusing all new product development on Red Hat-Registered Trademark- Linux, with whom the Company recently entered into a development partners program. The Company has unveiled a product architecture roadmap, which is a modular design that utilizes a gateway providing small-to medium-sized businesses with basic Internet connectivity and e-mail capabilities. The architecture provides for modular applications that provide functions such as web server, firewall, enhanced e-mail, virtual private networks (VPN), and web screening. This architecture is designed to enable the Company to quickly create a bundled offering specific to a third party manufacturer's requirements. The Company also intends to introduce this type of bundling to its TEAM Internet distribution network in order to provide incremental revenue-generating opportunities for its distributors and VARs.

             The Company's Internet Services are under development and are intended to provide a range of remote, managed service offerings for end users, many of which will be offered as monthly, subscription-based services, creating a recurring revenue stream for both the Company and its VARs. The Company believes that the installed based of TEAM Internet, and possibly redphish, users will be prospects for these offerings.

              Management believes its aggressive pursuit of this strategy will have both short-term and long-term effects on its operations. Long-term, the Company believes that the Internet Services activities will generate the greatest value for shareholders as the industry will likely continue to move towards a monthly-fee based subscription model for delivery of Internet-related software and services. However, in the near-term, the Internet Server Products and redphish activities will generate the bulk of the Company's revenues.

              The Company expects to use outside financing for the continued expansion of its sales and marketing efforts, as well as support of its extended receivable terms to its distributors. Personnel additions have been made in the technical support and engineering departments. The Company also expects to expand its customer support organization. With the increase in headquarters staff, the Company relocated to a larger facility in early 1999. In addition to these near-term effects, the Company expects that the use of e-commerce and the online community to complement eSoft's traditional reseller and distribution channels will enable the Company to develop a larger marketplace more rapidly and efficiently. However, with the aggressive market expansion, the Company anticipates consuming working capital to meet this continued growth curve for the near term. As a result of expenses incurred in support of the expansion, the Company anticipates future losses. The Company expects to turn profitable in 2000 through the increase in sales while keeping Selling, General and Administrative expenses fairly constant.

              The Company completed a merger with Technologic, Inc. ("Technologic") of Norcross, Georgia on September 10, 1999. As a result of the transaction, the Company issued 1,244,436 shares of the Company's common stock for all of the issued and outstanding shares of Technologic. The Company also issued 75,000 shares of the Company's common stock to the investment bankers of Technologic in connection with the merger. eSoft will use its best efforts to register the shares issued for resale under an S-3 registration statement. The Company believes that Technologic's InstaGate Internet and Interceptor Firewall Appliances are well positioned to enhance the TEAM Internet product line. Through this acquisition, eSoft plans to leverage Technologic's strengths in advanced firewall security applications and Virtual Private Network ("VPN") technology to accelerate eSoft's goal of becoming a worldwide market leader in Internet Appliances and allow eSoft to provide further value to the growing number of small businesses exploiting the Internet. eSoft will market the Technologic products through its more than 600 domestic and international resellers, online and telemarketing channels.

              The Company hopes to establish strategic alliance relationships with synergistic companies such as computer or network product manufacturers, large system integration companies or telecommunications companies that will permit the TEAM Internet products to be sold in conjunction with other products and telecommunications services. No such relationships have been established to date and there is no assurance that the negotiations of such a relationship will be successfully completed. If the Company establishes such relationships it may become heavily dependent upon such strategic alliance partners to maintain and expand its presence in the marketplace and the greater economic resources of the other parties to such relationships may force significant reductions in prices at which the Company can sell its products and thus adversely affect its margins and potential for profits.

     LIQUIDITY AND CAPITAL RESOURCES

              The Company's cash position on September 30, 1999 was $1,965,000 an increase of $1,233,000 from year end primarily due to the maturation of investments and the proceeds from the issuance of convertible debt in the amount of $4,950,000. The Company's working capital at September 30, 1999 was $2,708,000 a decrease of $1,748,000 from December 31,
         1998. Investments of $1,992,000 matured during the first quarter, from which the proceeds were utilized to support operations. Management anticipates continuing losses in support of the growth curve, and thus its cash position will continue to decrease. Additionally, in the near term, with new distributors being added to continue market development, the Company anticipates its accounts receivable to increase. The Company is increasing efforts to reduce the present accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce days outstanding. The Company has analyzed its accounts receivable and adjusted its allowance for doubtful accounts to $465,000 at September 30, 1999. The Company will continue to analyze the allowance and adjust as appropriate based on uncollectible accounts and sales activity. The decrease in inventories from year end resulted from improved inventory management with respect to sales volume. TEAM Internet 2500 accounted for $294,000 or 34% of the total inventory at September 30, 1999. The Company has expended $142,000 in capital expenditures, of which $30,000 was related to furniture for the new headquarters. Management believes that its current cash position, the anticipated cash receipts from receivables, and available sources of additional capital will be sufficient to meet its working capital needs for the foreseeable future.

              On May 14, 1999, eSoft received $500,000 from a stockholder in exchange for 156,250 common shares at a price of $3.20.

              On June 10, 1999, eSoft received $3,000,000 from a placement of 5% convertible subordinated debentures due in 2002. Interest is payable in cash or, at the Company's option, in shares of common stock. The debentures are convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain antidilution provisions and adjustments. The investor also received warrants to purchase 766,773 shares of common stock with an exercise price of $4.4994 per common share. The warrants have a three year term. A discount in relation to the warrants was recorded in the amount of $1,299,663, which is being amortized over three years. The Company has the ability, under certain circumstances, to obligate the investor to convert the debentures into common stock and to exercise the warrants.

              On September 15, 1999, eSoft received $1,950,000, net of a 2.5% discount, from a placement of $2,000,000 of 5% convertible subordinated debentures due in 2002. Interest is payable in cash or, at the Company's option, in shares of common stock. The debentures are convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. The investor also received warrants to purchase 511,182 shares of common stock with an exercise price of $4.4994 per common share and are exercisable until June 10, 2002. The total discount including the discount related to the warrants was recorded in the amount of $846,607, which is being amortized through June 10, 2002. The Company has the ability, under certain circumstances, to obligate the investor to convert the debentures into common stock and to exercise the warrants.

              As part of the debenture financing described above, the investor has the option to purchase an additional $3 million of 5% convertible subordinated debentures, together with associated warrants, in one subsequent tranche. The $3 million of debentures would be convertible at the lower of (i) the Company's then current market price or (ii) $5.50, but in no event less than $3.9125 per share. The debentures would be accompanied by warrants with an exercise price of 115% of the debenture conversion price.

         Net proceeds from the placement of $5,000,000 of 5% convertible subordinated debentures were approximately $4,410,000 after offering expenses. A.G. Edwards & Sons, Inc. acted as the placement agent for the debentures and received warrants to purchase 127,795 shares of common stock in connection with its services as placement agent. These warrants were valued $300,000 and are included in deferred financing costs at September 30, 1999, to be amortized over the life of the debentures. In addition, under the terms of the private placement, the Company has agreed to pay the agent a placement fee of 6% of the gross proceeds. The Company intends to use the proceeds of the offering for working capital.

      CASH FLOW

              Net cash used in operating activities for the nine months ended September 30, 1999 was $6,531,000 compared with $3,779,000 for the nine months ended September 30, 1998. The increase of $2,752,000 for the 1999 period compared to the 1998 period was primarily due to an increase in the Company's net loss. This increase in net loss was primarily the result of additional employees hired in the sales department for the expansion of domestic and foreign territories. Also, the intensive marketing efforts of the newly formed marketing department regarding the rebranding campaign of the IPAD products contributed to the loss. There were also merger related costs of about $1,600,000 incurred during 1999 for legal, accounting, banking, consulting fees, relocation costs and integration of the companies related to the two mergers.

               Net cash provided by investing activities for the nine months ended September 30, 1999 was $1,977,000 compared with $508,000 used by investing activities for the nine months ended September 30, 1998. The increase of $1,453,000 for the 1999 period compared to the 1998 period was primarily due to $2,000,000 of investments maturing during the year. In addition, purchases of property and equipment decreased about $310,000 due to operations being more established at that point in time.

              Net cash provided by financing activities for the nine months ended September 30, 1999 was $5,786,000 compared with $8,054,000 for the nine months ended September 30, 1998. The decrease of $2,270,000 for the 1999 period compared to the 1998 period was primarily due to $5,531,000 for the net proceeds from the June 1998 private placement of 1,468,941 shares of common stock, and the $1,400,000 received from the net proceeds of the 1998 public offering of 1,550,000 shares. Additional financing activities during the nine months ended September 30, 1998 included private transactions with officers, directors, and consultants, the exercise of 250,000 warrants and 60,000 employee options, proceeds from the line of credit, conversion of promissory notes, and deferred offering costs. In June 1999, net proceeds of approximately $2,675,000 were received as a result of the issuance of convertible subordinated debentures. In September 1999, net proceeds of approximately $1,770,000 were received as a result of the issuance of convertible subordinated debentures. Additional financing activities during the nine months ended September 30, 1999 included the exercise of options and warrants, proceeds from subscriptions receivable, and payments and proceeds from the line of credit and short term debt.

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1999
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

              Quarterly revenues totaled $2,234,000 versus revenue of $2,932,000 for the comparable quarter in 1998. This represents a decrease of $698,000 or 24 % over the comparable quarter in 1998. The decrease is partly associated with a price decrease of the TEAM Internet 2500, which was necessary in order to remain competitive in the market place. In addition, most of the distributors in place during 1998 signed agreements in mid-to-late 1998 containing termination clauses, which preclude the Company from recognizing revenue until the product has been sold through to resellers. In addition, during the first quarter, in connection with the proposed Apexx merger the Company de-emphasized the sales of the IPAD 1200 and replaced it with Apexx's TEAM Internet
         100. For the quarter ending September 30, 1999, the Company experienced sales growth of $141,000 or 7% revenue growth over the 1999 second quarter results.

              Gross profit margin in the current quarter was $1,375,000, which is 62% of revenue compared to $1,792,000, which is 61% of revenue for the three months ended September 30, 1998. The increase is partially due to $300,000 of software revenue included in the quarter ending September 30, 1999, which only had about $73,000 of costs associated with it. In addition, there was a higher concentration of sales to resellers, which have better margins, than sales to distributors. Sales to distributors accounted for 22% of sales in the three months ending September 30, 1999. The Company expects to continue with this trend.

              Selling, General and Administrative, Engineering, and Research and Development Expenses increased $166,000 or 6% from $2,895,000 for the quarter ending September 30, 1998 to $3,061,000 for the quarter ending September 30, 1999. Sales and marketing expenses decreased $270,000 from $1,304,000 in 1998 to $1,034,000 in 1999. The decreases in expenditures are attributed to the careful monitoring of how marketing dollars are best put to use. Offsetting the decrease was the cost of additional sales people hired to expand sales efforts domestically and internationally. General and administrative expense increased $446,000 from $1,070,000 in 1998 compared to $1,516,000 for the current quarter. This increase can be attributed to the costs relating to the Apexx and Technologic mergers of about $725,000, which include bankers fees, audit fees, legal fees, and printing fees. The Company will continue to closely monitor the Selling, General and Administrative expenses. Amortized software development costs total $42,000 for the quarter.

              Interest expense increased $216,000 in the three months ended September 30, 1999 from $7,000 in 1998 to $223,000 in 1999. The additional interest is due to the interest and discount amortization on the convertible subordinated debentures and amortization of deferred offering costs. Interest income decreased $88,000 in the quarter. This decrease is associated with funds received from the completion of the private placement at the end of the second quarter in 1998.

              Net loss from operations was ($1,687,000) for the three months ended September 30, 1999, compared to ($1,103,000) for the same period in 1998, an increase in the loss of ($584,000) over the same period. The net losses are associated with the increased Selling, General and Administrative expense necessary to support its current business strategy. Merger costs also contributed to the increase. Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and additions of new hires.

         RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1999
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

              Revenues for nine months of operations totaled $6,041,000 compared to revenues of $7,372,000 for the same period in 1998. This represents a decrease of $1,331,000 or 18 % over the comparable nine month period in 1998. The decrease is partly associated with a price decrease of the TEAM Internet 2500, which was necessary in order to remain competitive in the market place. In addition, most of the distributors in place during 1998 signed agreements in mid-to-late 1998 containing termination clauses, which preclude the Company from recognizing revenue until the product has been sold through to resellers.

              Gross profit margin was $3,279,000, which is 54% of revenue in 1999 compared to $4,422,000, which is 60% of revenue for the nine months ended September 30, 1998. The decrease is associated with the price decrease of the TEAM Internet 2500 with no corresponding decrease in the Company's cost. In addition, the replacement of the IPAD 1200 with Apexx's TEAM Internet 100 caused margins to decrease. Once the TEAM Internet 100 inventory is replenished, margins are expected to increase. Furthermore, approximately 36% of the first quarter sales of 1999 were comprised of network interface cards, in which the gross profit margin was 36%.

              Selling, General and Administrative, Engineering, and R & D Expenses increased $4,680,000 or 69% from $6,829,000 for the first nine months in 1998 to $11,509,000 for the same nine months in the 1999 period. Sales and marketing expenses increased $1,906,000 from $2,930,000 in 1998 to $4,836,000 in 1999. The significant increases in expenditures are attributed to the addition of sales people in order to expand sales efforts domestically and internationally. In addition, an extensive marketing campaign was launched to rebrand the products in connection with the merger with Apexx. General and administrative expense increased $2,424,000 from $2,582,000 in the 1998 period compared to total expenses of $5,006,000 in 1999. The majority of the increase in the amount of approximately $1,625,000 can be attributed to costs associated with the Apexx and Technologic mergers. Additional increases related to salaries, consultants, and printing fees for Securities Exchange Commission filings. Engineering and technical support expenses increased $353,000 from $694,000 for the nine months ending September 1998 to $1,047,000 for the same period in 1999. The increase is associated with salaries and moving expenses related to the mergers. Amortized software development costs total $125,000 for the period.

              Interest expense increased $265,000 during the nine months ended September 30, 1999 from $18,000 in 1998 to $283,000 in 1999. The additional interest is due to the interest and discount amortization on the convertible subordinated debentures and amortization of deferred offering costs. Interest income decreased $72,000 for the nine month period. This increase is associated with funds received from the completion of the private placement at the end of the second quarter in 1998.

              Net losses from operations totaled ($8,230,000) for the nine months ended September 30, 1999, compared to the ($2,407,000) loss for the same period in 1998, an increase in the loss of ($5,823,000) over the same period. The net loss is associated with the increased Selling, General and Administrative expenses necessary to ramp quarterly sales growth rates and the costs associated with the Apexx and Technologic mergers. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

     Income Taxes

              At September 30, 1999, a valuation allowance of 100% of the deferred tax asset has been recorded, as management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized. The Company's operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

     Year 2000 Effect

              The TEAM Internet, IPAD, Interceptor, and Instagate product lines have no known susceptibility to year 2000 (Y2K) issues. The testing completed on the product lines to date has lead the Company to believe that the products will not be affected by a connection to a non-compliant Y2K system. However the Company's testing does not cover every possible computing environment. Accordingly, some customers may have Y2K problems with products that the Company believes are Y2K compliant. All new products and upgrades introduced by the Company will be Y2K compliant. The Company has reviewed its internal systems, including its accounting system, and has found them to be Y2K compliant. The Company's internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. Management believes that absent a systematic failure outside the control of the Company, such as a prolonged loss of electrical or telephone service, Y2K problems at such third parties will not have a material impact on the Company. The Company has no contingency plan for systemic failures such as loss of electrical or telephone service. The Company's contingency plan in the event of a non-systemic failure is to establish relationships with alternative suppliers or vendors to replace failed suppliers or vendors. Spending by the Company on compliance to date has not been material. Other year 2000 items are not anticipated to be material.

     Impact of Recently Issued Accounting Standards


         None.

PART II - OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS

                  The Company is not currently involved in any litigation other than routine litigation arising in the ordinary course of business.

         Item 2.  CHANGES IN SECURITIES

                  Not applicable

         Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

         Item 5.  OTHER INFORMATION

                  Not applicable

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibits

                           27       Financial Data Schedules.

                  b)  Reports on Form 8-K.

                  On August 9, 1999, the Company filed an amendment to its Current Report on Form 8-K dated June 9, 1999 that included historical financial statements of Apexx Technology, Inc. and pro forma financial statements giving effect to the Company's merger with Apexx Technology, Inc.

                  On August 9, 1999, the Company filed a Current Report on
         Form 8-K that included historical financial statements of the Company as restated to reflect the Company's merger with Apexx Technology, Inc.

                  On September 25, 1999, the Company filed a Current Report on Form 8-K, dated September 10, 1999, to report, under Item 2, the merger with Technologic, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             eSoft, Inc.
                                                             (Registrant)



     Date:  November 15, 1999                     /s/ Jeffrey Finn
            -----------------                    -----------------
                                                 Jeffrey Finn
                                                 President,  Chief  Operating
                                                 Officer


Date:    Date:  November 15, 1999                 /s/ Amy Beth Hansman
                -----------------                ---------------------
                                                 Amy Beth Hansman
                                                 Chief Accounting Officer

                                  Exhibit Index

     Exhibit No.                    Description
     -----------                    -----------

         27.1              Financial Data Schedule

         27.2              Financial Data Schedule -Restated

         27.3              Financial Data Schedule -Restated