Form 10QSB/A
period 1999-09-30
ESOFT INC
filed 1999-11-23
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment #1 to
                                   FORM 10-QSB

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

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                         ESOFT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,       SEPTEMBER 30,
                                                                         1998                1999
                                                                     -------------       -------------
                                                                                         (UNAUDITED)
                                   ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $   732,384           $ 1,965,284
     Investment securities                                            2,174,730                     -
     Accounts receivable:
        Trade, net of allowance for doubtful accounts                 2,830,981             3,001,020
        Other                                                              -                  306,000
     Inventories                                                      1,617,889               834,210
     Prepaid expenses and other                                         259,696               160,160
                                                                    -----------           -----------
           Total current assets                                       7,615,680             6,266,674
                                                                    -----------           -----------

PROPERTY AND EQUIPMENT
     Computer equipment                                                 546,720               652,350
     Furniture and equipment                                            328,333               327,330
     Manufacturing tools and equipment                                   26,423                26,423
     Leasehold Improvements                                             175,915               176,314
                                                                    -----------           -----------
                                                                      1,077,391             1,182,417
     Less accumulated depreciation                                      483,495               575,410
                                                                    -----------           -----------
         Net property and equipment                                     593,896               607,007
                                                                    -----------           -----------

OTHER ASSETS
     Capitalized software costs, net of accumulated
      amortization of $314,453 and $439,932                             867,072               744,243
     Restricted cash and cash equivalents                                85,000                     -
     Deferred financing costs                                               -                 780,891
                                                                            -
     Other assets                                                         7,039                32,984
                                                                    -----------           -----------
           Total other assets                                           959,111             1,558,118
                                                                    -----------           -----------

TOTAL ASSETS                                                        $ 9,168,687           $ 8,431,799
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

         Effective September 10, 1999, the Company completed the merger with Technologic located in Norcross, Georgia which provided for the exchange of all of the outstanding stock of Technologic for 1,244,436 shares of eSoft common stock and for the conversion of all Technologic stock options into eSoft stock options to acquire 180,565 shares of eSoft common stock. This Merger also issued 75,000 shares of the Company's common stock to the investment bankers of Technologic in connection with the Merger. The Merger has been accounted for as a pooling of interests. Merger costs of about $725,000 in relation to this merger were expensed during the third quarter, which include bankers fees, audit fees, legal fees, and printing fees.

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
            ---------------------------------------------- ---------------- -----------------

                          ESOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       Trade Receivables

         The following information summarizes accounts receivable:

                                                      DECEMBER 31,           SEPTEMBER 30,
                                                         1998                    1999
                                                      -----------             -----------
               Accounts Receivable                    $ 3,144,222             $ 3,465,900
               Allowance for doubtful accounts           (313,241)               (464,880)
                                                      -----------             -----------
                                                      $ 2,830,981             $ 3,001,020
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