Form 10KSB
period 1999-12-31
ESOFT INC
filed 2000-03-31
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ /   TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES ACT OF
      1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 00-23527

                               eSOFT, INCORPORATED


                DELAWARE                               84-0938960
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


         295 INTERLOCKEN BOULEVARD, SUITE 500, BROOMFIELD, COLORADO 80021


                               (303) 444-1600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

CHECK IF NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE ISSUER'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. / /

THE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE: $9,080,000

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE ISSUER WAS $274,333,249 AS OF FEBRUARY 28, 2000.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 14,457,708 SHARES AS OF FEBRUARY 28, 2000.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT.     YES / /     NO /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11 and 12 of Part III of this Annual Report on Form 10-KSB are hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on May 18, 2000, which Proxy Statement will be filed on or before 120 days after December 31, 1999.

                               ESOFT, INCORPORATED

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I                                                                  PAGE


      ITEM 1. DESCRIPTION OF BUSINESS.....................................3

      ITEM 2. DESCRIPTION OF PROPERTY....................................17

      ITEM 3. LEGAL PROCEEDINGS..........................................17

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........18

PART II

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...18

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..20

      ITEM 7. FINANCIAL STATEMENTS.......................................26

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................27

PART III

      ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT..........................27

      ITEM 10. EXECUTIVE COMPENSATION....................................30

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................30

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............30

PART IV

      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..........................30


                                   ESOFT, INC.
                                   FORM 10-KSB

                           FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" within the meaning of Section 27A of the, Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue," or the negative thereof. eSoft intends that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent eSoft management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about eSoft's all-in-one Internet appliance business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive Internet appliance solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, and failure of our strategic partners to successfully implement their marketing strategies, each of which could have an immediate and material adverse effect by placing the Company behind its competitors. For a fuller description of certain of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations." eSoft disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

TEAM INTERNET IS A REGISTERED TRADEMARK OF eSOFT, INC.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

     We are a leader in providing Linux-based software solutions that enable small-to-medium sized businesses to easily and cost effectively connect to the Internet. Our Team Internet, Interceptor and redphish-TM- products offer a plug-and-play solution that permits organizations to easily set up shared e-mail, web access and hosting, firewall security, remote access, content filtering, managed services and business-to-business applications. Because our software solutions replace the need for multiple costly products (often from multiple vendors), we can offer small-to-medium sized businesses a powerful value proposition to solving their Internet connectivity and security needs.

     Our software solutions target small-to-medium sized businesses that typically have between ten and two hundred desktop computers connected to a local area network, or LAN. The availability of low cost, high speed bandwidth, through technologies such as cable modems and digital subscriber line or DSL is driving small-to-medium sized business demand for full time Internet access across their LANs. However, most of the end users of our products are relatively price sensitive, and most have limited in-house technical expertise. eSoft's products are designed to provide cost-effective Internet connectivity solutions that are easy to install and maintain by the end user's existing personnel.

     Our principal offices are located at 295 Interlocken Boulevard, Suite 500, Broomfield, Colorado 80021, and our telephone number is (303) 444-1600. We were incorporated in Colorado in 1984 and were reincorporated in Delaware in February 1998.

     Effective May 25, 1999, the Company completed the merger with Apexx Technology, Inc. ("Apexx") located in Boise, Idaho which provided for the exchange of all of the outstanding stock of Apexx for 1,591,365 shares of eSoft common stock and for the conversion of all Apexx stock options into eSoft stock options to acquire 1,356,003 shares of eSoft common stock. The merger has been accounted for as a pooling of interests.

     Effective September 10, 1999, the Company completed the merger with Technologic, Inc. ("Technologic") located in Norcross, Georgia which provided for the exchange of all of the outstanding stock of Technologic for 1,244,435 shares of eSoft common stock and for the conversion of all Technologic stock options into eSoft stock options to acquire 180,565 shares of eSoft common stock. The Merger has been accounted for as a pooling of interests.

INDUSTRY BACKGROUND

     DRAMATIC GROWTH IN THE USE OF THE INTERNET

     The Internet is rapidly becoming a critical resource for business. An increasing number of companies use the Internet to enable fast and efficient communications between constituents of their enterprise. According to International Data Corporation ("IDC"), an independent research company, the number of worldwide Internet users is expected to grow from 159 million in 1998 to 510 million in 2003, and worldwide e-commerce revenues are expected to increase from approximately $50 billion to more than $1.3 trillion during the same period. The increasing use of the Internet by consumer and business users is primarily attributable to easier, faster and cheaper access to the Internet, greater diversity and availability of Internet access devices and increased availability of Internet applications and enhanced services. In addition, the increasing utility of the Internet and the availability of new technologies that enable advanced capabilities, such as real-time communication, collaboration and electronic commerce, are compelling businesses and other organizations to use the Internet to maintain Web sites, access critical business information and communicate more effectively with employees, customers and business partners.

     BANDWIDTH CONSTRAINTS CREATED THE NEED FOR BROADBAND ACCESS

     The increasing use of the Internet as an essential communications and transaction medium has resulted in a dramatic increase in data traffic. The volume of data traffic over telecommunications networks has already surpassed traditional voice traffic. Industry sources predict that voice will account for less than 1% of traffic by 2004.

     Due to the increased demands for high-bandwidth data traffic and enhanced voice services, service providers are increasingly installing higher speed access equipment. These higher speed broadband technologies include:

     - digital subscriber line, or DSL, over traditional copper twisted-pair wiring;

     -    cable modem technology over coaxial cable; and

     -    broadband wireless technology


     SMALL TO MEDIUM-SIZED BUSINESSES INCREASINGLY DEMAND FULL-TIME DEDICATED INTERNET CONNECTION APPLICATIONS

     Most small-to-medium-sized businesses currently access the Internet using multiple low-speed dial-up connections with a limited number of applications. For example, less than 5% of U.S.-based small businesses access the Internet through any type of shared server, router, or Internet access appliance. Growth of the Internet and availability of low cost broadband access have led small to medium-sized businesses to seek dedicated full-time Internet connections. Through dedicated broadband connections, small to medium-sized businesses can streamline internal operations by facilitating employee communications, e-mail, file sharing, and research and analysis. With the emergence of affordable broadband access, small to medium-sized businesses have access to more powerful information technology and value added applications previously only available to larger businesses, such as:

     -    web hosting appliances;

     -    business-to-business application services;

     -    virtual private networks;

     -    remote information technology services;

     -    voice over Internet protocol; and

     -    robust firewall protection.

     TRADITIONAL DEDICATED ACCESS INTERNET SOLUTIONS ARE ILL-SUITED FOR SMALL TO MEDIUM-SIZED BUSINESSES

     Businesses traditionally establish an on-line presence by deploying general-purpose servers and complex network technologies. General-purpose servers manage a wide variety of tasks such as database, e-mail, network management, file management and application services. Existing Internet infrastructure solutions for small-to-medium sized businesses with dedicated Internet access pose limitations that include:

     - HIGHER COST, COMPLEXITY AND LACK OF INTEGRATION. Traditional solutions for applications such as home pages, e-mail, firewalls and routing often require multiple products from multiple vendors and involve high acquisition, integration and ownership costs. Small-to-medium sized businesses with limited budgets and scarce technology skills are thus discouraged from adopting such products.

     - LACK OF MODULARITY AND SCALABILITY. The lack of modularity and scalability in these traditional solutions limit the ability of businesses to add and remove certain Internet-based applications as their needs change. Additional functionality typically results in additional hardware and services, adding to the cost and complexity.

     NEW SERVER APPLIANCES ADDRESS THE PARTICULAR REQUIREMENTS OF SMALL TO MEDIUM-SIZED BUSINESSES

     A new category of network infrastructure devices that combine hardware and software to effectively deliver network-based applications are called server appliances. These server appliances address the challenges faced by small-to-medium sized organizations and web hosting and application service providers in implementing their Internet infrastructures. The custom-design of server appliances allows them to provide either one or more dedicated applications. For example, applications such as Internet firewalls, enhanced email servers and web-based content filtering can be implemented as component of a server appliance, eliminating the need for on-site technical expertise and complex software integration. As a result, server appliances:

     -    are easy to install, use and administer;

     -    are easy to integrate with other infrastructure components;

     -    have a low acquisition price and low total cost of ownership; and

     -    deliver robust and scalable performance.

     These beneficial qualities of server appliances allow small-to-medium sized organizations to quickly and cost-effectively establish an online presence. In addition, server appliances allow large organizations to easily supplement their existing general-purpose servers by utilizing application specific server appliances. The use of these specific server appliances limits conflicting capacity demands on the general-purpose servers commonly used in large organizations. Server appliances also allow service providers to increase profits by offering value-added services.

     According to Dataquest, an industry research firm, the server appliance market is expected to grow from $2.2 billion in 1999 to approximately $15.8 billion by 2003, a 64% compounded annual growth rate. Approximately $2.0 billion of this $15.8 billion market opportunity is expected to be revenue that server appliances will take from the market opportunity of traditional servers.

     OPEN SOURCE OPERATING SYSTEMS SUCH AS LINUX OFFER A COST-EFFECTIVE AND RELIABLE ALTERNATIVE TO TRADITIONAL SOLUTIONS THAT USE PROPRIETARY OPERATING SYSTEMS

     Both proprietary operating systems, such as Windows, and open source operating systems, such as Linux, may be used in server appliances. Open source software can be copied, modified and distributed with few restrictions. Open source software is freely available and can be downloaded from the Internet. Popular open source software is constantly manufactured and improved by a great many developers who collaborate by exchanging suggestions, information and source code. The ever-expanding Internet and increasingly affordable computing resources have helped this collaborative effort to grow. All of these factors have led more and more developers to become involved in open source projects, which has resulted in an increase in the frequency of software releases, and an increase in the speed of feature development and error correction.

     Open source software such as Linux is increasingly popular with companies seeking cost-effective, reliable, secure Internet service infrastructure. The Linux operating system provides a cost-effective, reliable and easy to manage platform for server appliances. For small to medium-sized businesses, Linux offers the following benefits:

     - BETTER APPLICATION INTEGRATION. Because the Linux source code is open, server appliance vendors may have a better understanding of the interaction of all system components, which allows them to more thoroughly coordinate their applications with the operating system and improve system stability.

     - LOWER COST BASE. Linux is available at no cost and therefore can be incorporated in a system without the need for royalty payments or significant internal research and development costs, thereby reducing overall product costs.

     - SHORTER DEVELOPMENT CYCLES. The collaborative nature of the worldwide developer base for Linux enables server appliance vendors to improve their products more quickly than they can improve products based on proprietary operating systems such as Windows.

     - REMOTE MANAGEABILITY. Linux systems can be managed remotely over the Internet. Problems can often be diagnosed and corrected without a service call to the customer site, reducing both support costs and customer downtime. With remote management, technicians can serve more customers in the same amount of time.

     The Linux operating system is the fastest growing Internet operating system. Linux operates on approximately 31% of Internet servers polled, more than any other single operating system, according to an April 1999 survey by the Internet Operating System Counter. In addition, an August 1999 IDC report stated that the use of Linux grew at an annual rate of 181% in 1998. This report also projected that Linux will be the fastest growing operating system through 2003. According to Dataquest, the Linux-based server appliance market is expected to grow at approximately 72% per annum between 1999 and 2003. Dataquest estimates that by

2003, Linux will represent approximately 24% of the total server appliance market, or $3.8 billion.

     To date, no server appliance vendors have focused their businesses on delivering high quality Linux-optimized products through established original equipment manufacturers ("OEM"). These server appliance vendors are primarily dependent on proprietary operating systems and hardware platforms. As a result, these products do not offer the flexibility that small and medium-sized businesses require and do not offer the brand-reliance and global distribution capabilities that they have come to expect.

THE eSOFT SOLUTION

     Our TEAM Internet product is a complete, stand-alone plug-and-play Internet connectivity solution that can be installed and maintained by non-technical personnel at a fraction of the cost of a traditional solution. Through our redphish-TM- program, we license our software to large OEMs, such as Intel and Hewlett Packard, as well as broadband service providers. Our products can provide all of the users on a LAN with a shared dedicated Internet connection, enabling small-to-medium sized businesses to establish and enhance their Web presence and conduct business and electronic commerce on the Internet. Our Linux-based Internet connectivity software solutions allow our customers to access the Internet in a reliable, secure and flexible manner. Our Internet applications facilitate the migration from limited, dial-up analog modems to an economical, feature-rich, easy-to-use Internet communications device. We believe that we are well positioned to become the leading provider of Internet solutions for small-to-medium sized businesses by offering the following advantages:

     INTEGRATED PLUG-AND-PLAY SOLUTIONS

     Our products provide all of the components an organization needs to develop, manage, and monitor its Intranet, external web presence and Internet-based applications. Our Linux-based applications such as web hosting, business-to-business communications, virtual private networks, remote information technology services and firewall protection are designed to coexist with multiple hardware platforms. Our software applications and operating system are engineered to provide a fully integrated, secure and reliable solution.

     LOW ACQUISITION AND OWNERSHIP COSTS

     Success in the small-to-medium sized business market requires solutions that do not require large capital expenditures. The emergence of low cost high speed Internet access through technologies that include DSL and cable modems provides an affordable Internet connection strategy. But, the customer also requires a general-purpose server that facilitates connectivity for multiple users over a shared connection. Both the low initial cost and low ongoing cost of our products provide a significant competitive advantage for the end user of our products.

     Without an Internet connectivity appliance, businesses must piece together a "traditional solution," consisting of appropriate hardware and software. Technical expertise is required to design, build, install and support this traditional solution. Small-to-medium sized businesses that use our products pay substantially less to acquire the technology that connects their businesses to the Internet, and they do not need to hire in-house technical expertise to install and maintain our Internet solution. Thus, our products allow the small-to-medium sized business to realize both initial and ongoing cost improvements over a traditional solution. The following table illustrates typical costs associated with traditional versus eSoft solutions:


          TRADITIONAL SOLUTION                       eSOFT SOLUTION
-----------------------------------------   ------------------------------------
COMPONENT                           COST    COMPONENT                      COST
Intel-based server class PC                 Team Internet appliance:
with Microsoft NT, Exchange                 (Intel-based server
server, Web server, utilities     $5,000    class PC with Linux,
                                            Email server, Web
                                            server, utilities)           $1,895

ICSA certified Firewall                     ICSA certified Firewall
Appliance                          5,000    software                   Included

Router                             1,800    Router                     Included

Configuration and Installation     3,500    Configuration and
                                            Installation                    500

First year of support and                   First year of support
upgrades                          10,000    and upgrades                    495
                                 -------                                -------
First year total cost            $25,300    First year total cost        $2,890
Subsequent annual cost           $10,000    Subsequent annual cost         $495


     EASY TO INSTALL AND MAINTAIN

     Our products are pre-configured and include a simple set-up procedure designed to enable a non-technical person to deploy the products in minimal time. In addition, our products are easy to use and can be administered from any Internet-accessible location. Our web-based user interface shields the end-users from technical complexities and minimizes the need for trained information technology staff. Ease of installation and maintenance enables our customers to achieve a quick time to market for our customers' offerings.

     EFFICIENCY OF SHARED ACCESS

     With the advent of DSL and cable modem technologies, high speed dedicated Internet access has become affordable for small and medium size businesses. Our products provide the linchpin technology that allows multiple users within a business to simultaneously share one Internet connection. With shared dedicated access, businesses achieve both expense and productivity improvements when compared to traditional single user dial-up access.

     ROBUST AND RELIABLE LINUX-BASED ARCHITECTURE

     Our products use a version of the Linux operating system, an open source operating system that undergoes a continuous cycle of enhancement by a global community of open source developers. We customize Linux by tailoring the source code to work effectively with our applications and target hardware platforms. Our open source operating system is designed to work with hardware components to provide a reliable and stable environment upon which we and third party developers can develop applications with a rapid time to market. In addition, because the Linux source code is royalty free and open, we believe our products will attract a large community of third party application developers.

     MODULAR, SCALABLE ARCHITECTURE

     Our software products are built using modular architecture, allowing scalability to fit the customers' growing needs. We provide our Internet application services in a modular offering that grows with the customers' needs. As the complexity of data traffic management handled by our Internet appliances increases, additional software modules can be added. The ability to easily add additional Internet appliances and application services provides an evolution path that allows customers to develop their network services and its architecture according to their needs without a high upfront investment.

STRATEGY

     Our objective is to be the leading provider of Internet software solutions that enable small-to-medium sized businesses to easily and cost-effectively connect to the Internet, establish and enhance their presence and conduct business and electronic commerce on the Web. Key elements of our strategy include the following:

     EXPAND CUSTOMER BASE THROUGH SOFTWARE LICENSING TO OEMS

     In the past, eSoft has relied primarily on our own sales force, and value added resellers signed up by our sales force, to sell and distribute our products. During 1999, we launched our redphish-TM- program. redphish-TM-is a software licensing program that provides major hardware manufacturers (OEM's) and Internet Service Providers with a complete appliance solution that can be delivered on their hardware or third party platforms. Through redphish-TM-, we leverage our expertise in software development and delivery, along with our partners expertise in hardware design, manufacturing and distribution. Our redphish-TM- program is specifically designed to greatly increase market penetration with our licensed products by utilizing the distribution capabilities of our redphish-TM- partners. In 1999, we signed our first two redphish-TM- partners, Intel Corporation and Hewlett-Packard Corporation. Both companies plan to distribute eSoft licensed software beginning in the year 2000. In early 2000, we added Compaq Corporation and Gateway, Inc. to our list of redphish-TM- partners. Our strategy is to continue to aggressively develop additional redphish-TM- licensing partnerships with key hardware and service providers.

     DEVELOP AND EXTEND RECURRING REVENUE STREAMS

     During 1999, most of our product revenue was generated from one-time product sales. This approach maximized short-term revenue, but made ongoing revenue predictions difficult. Now, we are moving aggressively toward a subscription-based model, which minimizes the cash outlay requirements for our customers and generates a more predictable recurring revenue stream associated with each sale. The subscription model applies to both our core gateway technology and to optional snap-in modules, such as enhanced firewall, web filtering, and many other applications. eSoft believes that a subscription-based pricing model will result in better predictability of future revenue, and will also better suit the cash flow requirements of our small and medium size business customers. As we move forward, we expect that our pricing model will be restructured to emphasize monthly licensing fees as opposed to one-time revenue. Monthly fees will be associated with both our base products and follow on offerings.

     DEVELOP NEW/COMPLEMENTARY SOFTWARE PRODUCTS THAT ADDRESS THE NEEDS OF SMALL-TO-MEDIUM SIZED BUSINESSES

     After small to medium size businesses address their initial connectivity and security requirements, they tend to become more sophisticated in their use of the Internet, and they require corresponding new capabilities to address their needs. For example, web content filtering, virtual private networking, and specific business-to-business applications are often desired. Our strategy is to develop and license complimentary products to our customers, further enhancing our life-of-customer relationship and long term revenue stream.

     DEVELOP MANAGED SERVICES INFRASTRUCTURE

     Many of our customers lack in-house technical expertise and they have requested that we provide them with some form of managed services. Examples include managed security and database backup. We are developing a managed services infrastructure that will facilitate delivery of these services.

     PROVIDE MANAGED SERVICES OFFERING

     In addition to our core services, we currently offer managed services including firewall management, virtual private network management, URL screening, web filtering, spam filtering and content filtering. We intend to add LAN management and database backup to our managed services. Managed services provide flexibility in meeting the needs of small to medium-sized businesses during each stage of their development. We design our managed services offerings to allow smaller businesses to outsource the infrastructure and services necessary to support the use of these applications. Our remote management of these services allows our clients to focus on their core competencies.

     EXPAND BUSINESS TO BUSINESS PARTNERSHIPS WITH LEADING PROVIDERS

     Application solution providers, or ASPs, offer solutions that provide shared application content to end-users on a need-to-access basis. However, most ASPs do not have a means for delivery of local information at the business site. Over time, we believe that a local application presence (of some components) will be a necessary differentiator for success with ASP-based solutions. eSoft will seek to expand its relationships with ASPs worldwide, looking for best-of-breed solutions for various market segments.

     CONTINUE TO INVEST IN WORLDWIDE GROWTH

     Widespread availability of broadband Internet access is a global phenomenon. We plan to continue to expand our direct presence in key non-US markets. During 1999, we established an office in Singapore, and during early 2000, we established an office in the United Kingdom. We also expect to establish a local presence in Japan, Korea, and other key European and Asian locations.

PRODUCTS AND SERVICES

     We design, develop and market products to address the needs of small and medium sized businesses to communicate economically on the Internet. Our products are based on the Linux operating system, an operating system known for its high reliability, performance, scalability, customizability and low memory requirements. We have invested in the development of proprietary technology for our products that include core applications, software toolkits, management tools, system maintenance daemons and clustering technologies. We believe that end users will benefit from our open source model by having many additional applications available to them.

Our solutions can be classified into four broad categories: Internet server products, software licensing, Internet services and technical services. These categories of products are described below.

     INTERNET SERVER PRODUCTS

     All models of the TEAM Internet products are designed to remove traditional barriers to entry for complete Internet connectivity. More importantly, for small-to-medium sized businesses, our TEAM Internet system is a complete, plug-and-play solution that can be installed and maintained by non-technical personnel at a fraction of the cost of the typical large system solution. The TEAM Internet product family enables a small-to-medium sized business to connect their LAN to the Internet supporting from 2 to over 200 users. It provides all of the components an organization needs to develop, manage and monitor its Intranet or external web presence. By providing an affordable high performance, secure, reliable, and easy to install and administer Internet presence, TEAM Internet enables small-to-medium sized businesses to tap into the promise of wide area networking on the Internet with full local control of their electronic mail, web site, domain name, and remote access, while enjoying complete security behind a firewall.

          THE MODEL 100:

     An Edge of network appliance capable of connecting 2-25 users on a small local area network to the Internet by dial-up, xDSL, cable modem, or ISDN. The Model 100 includes all the necessary servers in one easily managed appliance: router, firewall, proxy server, email server, web server, FTP server, and remote access server.

          THE MODEL 200:

     An Edge of network appliance capable of connecting 5-100 users on a local area network to the Internet by dial-up, xDSL, cable modem, ISDN and leased lines (T1, frame relay) The Model 200 includes all the necessary servers in an easily managed appliance: router, firewall, proxy server, email server, web server, FTP server, and remote access server.

          THE MODEL 300:

     An Edge of network appliance capable of connecting 50-250 users on a local area network to the Internet by dial-up, xDSL, cable modem, ISDN and leased lines (T1, frame relay) The Model 300 includes all the necessary servers in an easily managed appliance:

     router, firewall, proxy server, email server, web server, FTP server, and remote access server.

          THE INTERCEPTOR:

     A VPN-firewall appliance capable of connecting 2-250 users on a local area network to the Internet behind an ICSA certified, policy-based firewall. The Interceptor allows networks to create customized security policies for access to or from the network. The Interceptor features a VPN server for offering access to remote users, and for connecting branch offices together across the public Internet securely.


     SOFTWARE LICENSING

     We announced in April 1999 our intention to license our software and services through a program known as "redphish-TM-." The objective of the redphish-TM- program is to expand our distribution capabilities through third party OEM agreements with leading hardware manufacturers and broadband service providers. redphish-TM- combines licensing of our software with professional engineering services in order to create highly specialized or customized offerings for hardware manufacturers and broadband service providers to integrate into their own offerings. We believe that the redphish-TM- program is highly complementary to our Internet Server products activities, as it greatly improves our distribution capabilities and helps to drive product requirements, and that it enables us to gain time to market advantages in developing new software features, as well as building out our distribution network. The product architecture roadmap has a modular design that utilizes an Internet gateway providing small and medium-sized businesses with basic Internet connectivity and e-mail capabilities. The architecture provides for modular applications that provide functions such as web server, firewall, enhanced e-mail, virtual private networks and web screening. This architecture is designed to enable us to quickly create a bundled offering specific to third party manufacturer's requirements.

     Our redphish-TM- program provides a vehicle through which major hardware manufacturers can deliver customized Internet connectivity and "edge-of-network" solutions to their small and medium-sized customers. Delivered initially as a basic Internet connectivity solution, this platform can later serve as a foundation for additional products and services, such as enhanced e-mail, virtual private networking, and business-to-business applications. By utilizing the distribution capabilities of our large partners, we expect to rapidly deploy redphish-TM- platforms throughout the world. Our program is based on revenue sharing, which provides incentive at every point of the distribution chain.

     INTERNET SERVICES

     Internet services that compliment and expand our managed firewall offering are intended to provide a range of remote, managed service offerings for end users, many of which will be offered as monthly, subscription-based services, creating a recurring revenue stream for both us and our value-added resellers. As customers implement additional Internet-based functions within their organizations, they will look to eSoft to provide these services, from database backup to managed security.

     TECHNICAL SUPPORT SERVICES

     End-users and redphish-TM- customers can also purchase, from the Company, an annual contract for technical support of the products hardware. The technical support services provide telephone support addressing the customers' technical implementation of the product. The annual contract also includes free access to product upgrades and updates during the term of the contract. Technical support services are designed to address installation of the product as well as helping customers understand networking basics that can help them optimize their network configuration. In addition, customers requiring help with ongoing system administration can use the service to get answers to their questions. The technical support organization is structured so that incoming calls can be routed appropriately based upon who is calling in (End User or Value Added Reseller). This ensures that support calls are being routed to the individual that is most familiar with the scope of the problem, thus reducing on-line help time spent on technical support problem investigation. The focus of the Technical Services Support area is to achieve 100% customer satisfaction, coupled with the continued push for a 100% same day problem resolution for opened trouble tickets.

CONCENTRATION OF SALES

     One customer accounted for more than 10% of the Company's total revenue during the year ended December 31, 1999. This customer represented 18% of the Company's revenue for the fiscal year ended December 31, 1999, and accounted for 34% of gross accounts receivable at December 31, 1999. During the fiscal year ended December 31, 1998, the Company had one customer that accounted for 10% or more of the Company's total revenue during that period. This customer represented 19% of the Company's revenue for the fiscal year ended December 31, 1998 and represented 53% of the Company's gross accounts receivable at December 31, 1998.

CONCENTRATION OF PURCHASES

     During the fiscal years ended December 31, 1999 and December 31, 1998, the Company had three vendors and one vendor, respectively, that accounted for 10% or more of the Company's purchases during those periods. For the fiscal year ended December 31, 1999, these three vendors represented 78% of the total purchases. For the fiscal year ended December 31, 1998, this vendor represented 15% of the total purchases. Management believes that should any of these relationships be terminated, suitable replacements can be found in a timely manner.

MANUFACTURING OPERATIONS

     We currently outsource the manufacturing of most of our products to a third party manufacturer. Peak Industries, a Colorado based subcontract manufacturer, provides the company with a complete turnkey solution, which includes material acquisition, build, test, and quality assurance functions to ISO 9001 specifications. The major goals of our outsourcing strategy are as follows:

     - To continue focusing on cost reduction, through creative material acquisition, strategic alliances, and through qualified sources of less expensive alternate parts;

     - To negotiate labor costs for the build, test, and quality assurance processes, based upon higher volumes produced, resulting in decreased learning curves; and

     - To give equal opportunity to the bidders for "best and final" quotations by sharingcompetitive bid information.

     In late 1999, we improved our online ordering systems to achieve accuracy and speed for single unit order placement in response to an increased need for custom or individually configured single unit drop shipments. Our new online ordering systems have assisted outside manufacturing sources to become efficient when producing multiple variations of products capable of being shipped directly to the customer within a 24 hour period from order request.

     We plan to continue to outsource the manufacturing of our products during 2000. We expect that we will need to add a second U.S. manufacturer during 2000 to meet our projected domestic demand for our products. We also plan to use this second U.S. manufacturer as a disaster occurrence redundancy site, as well as a back-up site in the event of material shortages or quality assurance problems. Going forward, outsourcing for new products will be steered to suppliers capable of supporting the technology needs for the products.

     We continue to manufacture in house, small volumes of certain legacy products. These legacy products will remain at our facility, so that we are able to continue the aggressive drive for cost reductions to support product price erosion, coupled with anticipated discounts required for OEM situations.

INTELLECTUAL PROPERTY

     Team Internet is a registered trademark of eSoft. We have no patents, but we regard our software as proprietary and we attempt to protect it by relying upon copyrights, trade secret laws, internal non-disclosure agreements and transferability restrictions incorporated into our software license agreements. We provide our software products under a perpetual paid-up license agreement. Title to the software does not transfer to the customer. Program source listings are not released, which we believe further protects unauthorized transfers of our proprietary information, as well as the confidentiality of our trade secrets. We also use a combination of software programming and hardware devices to protect our products from unauthorized use or duplication.

COMPETITION

     The markets for our products, services and subscribers are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of our products.

     We believe we compete favorably on the principal factors that will draw end users to a server appliance product, which include:

     -    depth of product functionality;

     - ability to work with network components utilizing other operating systems such as Windows NT;

     -    scalability;

     -    product quality and performance;

     -    open systems architecture;

     -    strength of channel;

     -    brand name recognition;

     -    competitive pricing; and

     -    customer support.

     Our current and prospective competitors include original equipment manufacturers, product manufacturers of Internet connectivity products, and manufacturers of shared Internet access devices. Companies offering competitive products vary in scope and breadth of products and services offered and include:

     - general purpose server manufacturers such as Compaq Computer, Dell Computer, Hewlett-Packard Company, IBM, and Sun Microsystems, some of which, including Compaq, IBM and Sun Microsystems, have recently begun manufacturing dedicated versions of their general purpose server products for sale as server appliances;

     - Internet appliance device manufacturers such as Cobalt Networks, Encanto Networks, Freegate, and Whistle Communications (recently acquired by IBM);

     - manufacturers of Internet access solutions aimed at the small-to medium-sized businesses such as Ramp Networks and Netopia;

RESEARCH AND DEVELOPMENT EXPENDITURES

     We conduct research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop applications. Production costs for the development of the software used for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within its existing product lines. Costs for which technological feasibility had been established, which were capitalized in 1999, totaled $2,650. We capitalized $405,000 for such expenditures in 1998. We incurred $724,000 of expenses relating to research and development costs in 1999, compared to $735,000 in 1998.

GOVERNMENT REGULATIONS

     We continue to have our products built and tested to meet specific government regulations, including FCC, UL, and CE requirements. In early 1999, we received approval to add the Japanese Voluntary Control Council certification label to our model 100, 200, 300, and 2500 products.

EMPLOYEES

     As of March 2000, we had ninety-nine full-time employees. This number includes thirty-seven in engineering/technical support, twelve in operations, ten in marketing, thirty-two in sales, and eight in administrative personnel. Additionally, we utilized five contractors/temporary employees until full time personnel were located. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company maintains leased facilities in the locations listed below.

                                                                     CURRENT
                                            SQUARE      TERM OF      ANNUAL
FUNCTION                LOCATION             FEET        LEASE     LEASE COSTS
--------                --------            ------      -------    -----------
Corporate         295 Interlocken Blvd.,    13,618     5/31/2004    $310,736
Headquarters      Suite 500
                  Broomfield, CO  80021

Atlanta Office    2900 Gateway Drive,        9,300     4/30/2003    $ 83,728
                  Suite 950
                  Norcross, GA  30071

Boise Office      1020 West Main Street        240     6/30/2000    $  2,100
                  Boise, ID  83702

London            1000 Great West Road         170     5/3/2000     $ 11,133
                  Brentford, Middlesex
                  London, England TW8 9HH

Singapore         360 Ubi Road ##02-03         400     2/1/2002     $ 12,301
                  Singapore  408826

     In April 1999, we relocated our corporate headquarters, shipping and assembly facilities into one location. An additional corporate headquarters lease, the London lease, and the Singapore lease were entered into in the beginning of 2000.

ITEM 3. LEGAL PROCEEDINGS

     On or about November 4, 1999, Latin American Marketing Services, Inc.("LAMS") filed an action against eSoft and Jeffrey Finn, our President and Chief Executive Officer, in the District Court for Boulder County, State of Colorado. In the complaint, LAMS alleges that it had a contract to provide marketing and sales consulting services for eSoft in Latin America that was breached by eSoft's failure to pay LAMS certain commissions and to reimburse it for certain expenses. LAMS is seeking damages of approximately $80,000. We intend to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our stockholders during the fourth quarter of 1999.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 16, 1998 we completed an initial public offering of our common stock in Canada on the facilities of the Vancouver Stock Exchange. The price to the public in the initial public offering was $1.00 per share. On August 6, 1998, the Company's stock began trading on the Nasdaq SmallCap Market under the symbol "ESFT". The Company delisted from the Vancouver Stock Exchange on September 9, 1998.

     The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Vancouver Stock Exchange, or Nasdaq SmallCap Market as applicable, for the past two fiscal years is provided below. The figures shown below do not necessarily represent actual transactions:


                           HIGH BID      LOW BID
1999 FISCAL YEAR

Fourth Quarter           $   42.86      $    3.00

Third Quarter            $    6.13      $    2.63

Second Quarter           $    4.75      $    2.13

First Quarter            $    5.94      $    2.75



1998 FISCAL YEAR

Fourth Quarter           $    7.50      $    2.125

Third Quarter            $    8.00      $    2.875

Second Quarter           $    5.35      $    4.25

First Quarter            $    9.00      $    4.95


     As of December 31, 1999, there are approximately 300 record holders of our common stock.

     We intend, for the foreseeable future, to retain all earnings, if any, for the development of our business opportunities. The payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions.

     The transfer agent for our common stock is The Trust Company of Bank of Montreal, with offices at First Bank Tower 5th Floor, 595 Burrard Street, Vancouver, B.C. V7X1L7.

     We have never declared a dividend on our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read together with the Company's consolidated financial statements and accompanying notes. The consolidated financial statements give retroactive effect to the mergers with Apexx and Technologic, and have been accounted for using the pooling of interests method, and as a result, the financial position, results of operations and cash flows are presented as if Apexx and Technologic had been consolidated with eSoft for all years presented. See Note 1 to the consolidated financial statements.

           FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR
                             ENDED DECEMBER 31, 1998

          In 1999 revenues totaled $9,080,000 versus revenue of $9,610,000 in 1998. This represents a decrease of $530,000 or 6% over the comparable period in 1998. Product sales have decreased due to a large one time sale to a distributor in the fourth quarter of 1998. In 1999, the Company focused on selling product directly to resellers and de-emphasized selling through the distribution network. Furthermore, the decrease in revenue is partly associated with a price decrease of the TEAM Internet 2500, which was necessary in order to remain competitive in the market place. In addition, during the first quarter of 1999, in connection with the proposed Apexx merger the Company de-emphasized the sales of the IPAD 1200 and replaced it with Apexx's TEAM Internet 100. For the quarter ending December 31, 1999, the Company experienced sales growth of $795,000 or 36% revenue growth over the 1999 third quarter results, which was mainly due to revenue recognized on licensing and enginerring fees from Intel. The Company signed a software license and development agreement with Intel, Inc., which calls for license fees of $1,750,000 and software development fees of $750,000, to be paid according to the completion of stages of production, and the acceptance of the product by Intel, Inc.


          The Company distributes its products in seven sales territories in the United States, which are covered by a combination of external and internal sales representatives and three foreign territories in Europe, Latin America, and the Asia Pacific, consistent with its strategy to reduce distribution of its product through distributors. In the latter part of 1999, the Company hired a Vice President of Sales and four foreign sales representatives in Europe and Asia. The Company intends to focus additional sales efforts on international territories in 2000.

          Gross profit margin in 1999 was $5,506,000, 61% of revenue, compared to $5,814,000, 60% in 1998. In 1999, revenue of $1,880,000 was generated from engineering fees charged for the development of software and also the licensing of software. The margin on software development activities is 93%, which is significantly higher than the margin of product sales, which is 52%. The gains in gross margin that related to software development and licensing activities were affected by reduced margins associated with price decreases of the TEAM Internet 2500. In addition, the replacement of the IPAD 1200 with Apexx's TEAM Internet 100, selling at lower gross margins, caused margins to decrease. Margins are expected to increase with the continued licensing of the software and the replenishment of the TEAM Internet 100 inventory at lower costs.

          Selling, General and Administrative, Engineering, Research & Development expenses, and software amortization costs increased $5,261,000 or 49% from $10,688,000, which is 111% of revenue in 1998 to $15,949,000 or
     176% of revenue in 1999. Sales and marketing expenses increased $1,402,000 or 31% from $4,576,000 in 1998 to $5,978,000 in 1999. The significant increases in expenditures are attributed to the addition of sales personnel and related expenditures in connection with the Company's strategy to develop sales channels domestically and internationally. In addition, an extensive marketing campaign was launched to rebrand the products in connection with the merger with Apexx. General and administrative expense increased $3,441,000 or 82% from $4,206,000 in the 1998 period compared to total expenses of $7,647,000 in 1999. Approximately $1,625,000 of the increase can be attributed to costs associated with the Apexx and Technologic mergers. There was also an increase in bad debt expense for the write off of the remaining balance of a receivable in the amount of $1,635,000. This receivable was due from a distributor of the Company's products into Japan. Additional increases related to salaries, consultants, convertible debenture financing fees, and printing fees for prior Securities Exchange Commission filings. Engineering and technical support expenses increased $450,000 or 46% from $982,000 in 1998 to $1,432,000 in
     1999. The increase is primarily attributable to salaries in connection with increased headcount and moving expenses related to the mergers. Amortization of software development costs total $167,000 for 1999 and $189,000 for 1998.

          Interest expense increased $500,000 during 1999 from $28,000 in 1998 to $528,000 in 1999. This increase is primarily attributable to the interest and discount amortization on the convertible subordinated debentures and amortization of deferred financing costs. Interest income decreased $104,000 or 62% during 1999. Funds received from a private placement at the end of the second quarter in 1998 generated interest, which did not recur in 1999.

Income Taxes

          At December 31, 1999, a valuation allowance of 100% of the deferred tax asset has been recorded, as management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized. The Company's operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

          Net losses totaled ($10,786,000) for 1999, compared to the ($4,240,000) loss for 1998, an increase in the loss of ($6,546,000)
     over the same period. The net loss is primarily associated with the decline in product sales revenue, decline in gross margin on sales of certain products, increased Selling, General and Administrative expenses necessary to ramp quarterly sales growth rates, the write off of the balance of a significant receivable, and the costs associated with the Apexx and Technologic mergers. Losses are anticipated to continue through 2000 due to continued market expansion.

Subsequent event

          On February 22, 2000, the Company signed a master software license and service agreement with Gateway, Inc. Monthly license and managed services fees will be paid to the Company on a quarterly basis.


                         LIQUIDITY AND CAPITAL RESOURCES

          On May 14, 1999, eSoft received $500,000 from a stockholder in exchange for 156,250 common shares at a price of $3.20.

          On June 10, 1999, eSoft received $3,000,000 from a placement of 5% convertible subordinated debentures due in 2002. Interest is payable in cash. The debentures are convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain antidilution provisions and adjustments. The investor also received warrants to purchase 766,773 shares of common stock with an exercise price of $4.4994 per common share and are exercisable until June 10, 2002. A discount in relation to the warrants was recorded in the amount of $1,299,663, which is being amortized through June 10, 2002. The Company has the ability, under certain circumstances, to obligate the investor to convert the debentures into common stock and to exercise the warrants.

          On September 15, 1999, eSoft received $1,950,000, net of a 2.5% discount, from a placement of $2,000,000 of 5% convertible subordinated debentures due in 2002. Interest is payable in cash. The debentures are convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. The investor also received warrants to purchase 511,182 shares of common stock with an exercise price of $4.4994 per common share and are exercisable until June 10, 2002. The value of the warrants, of $846,607 plus an initial discount of $50,000 related to the aforementioned 2.5% discount for a total of $896,607, was recorded as an original issue discount and is being amortized over the life of the debentures and recorded as non-cash interest expense. At December 31, 1999, the unamortized original issue discount was $801,746. The Company has the right, under certain circumstances, to require the investor to convert the debentures into common stock and to exercise the warrants.

          As part of the debenture financing described above, the investor has the option to purchase an additional $3,000,000 of 5% convertible subordinated debentures, together with associated warrants, in one subsequent tranche. The $3,000,000 of debentures would be convertible at the lower of (i) the Company's then current market price or (ii) $5.50, but in no event less than $3.9125 per share. The debentures would be accompanied by warrants with an exercise price of 115% of the debenture conversion price.

          Net proceeds from the placement of $5,000,000 of 5% convertible subordinated debentures were approximately $4,397,000 after offering expenses. A.G. Edwards & Sons, Inc. acted as the placement agent for the debentures and received warrants to purchase 127,795 shares of common stock in connection with its services as placement agent. These warrants were valued at $300,000 and are included in deferred financing costs at December

     31, 1999, to be amortized over the life of the debentures. In addition, under the terms of the private placement, the Company paid the agent a placement fee of 6% of the gross proceeds.

          The 5% convertible debentures relating to the June 10, 1999 placement were converted into 766,773 shares of common stock in the fourth quarter. Accrued interest at the time of the conversion was paid in stock. The conversion of the debentures, the related discount and the related deferred financing resulted in $1,435,000 being recorded to equity. In addition, the related warrants to purchase 766,773 shares were exercised in the fourth quarter, resulting in $3,450,000 being paid to the Company.

          In the fourth quarter, the Company completed a private placement to Intel, Inc. of 666,666 shares of its common stock at a price of $4.50 per share for a total offering and net cash proceeds to the Company of $3,000,000.

          The Company's cash position on December 31, 1999 was $8,576,000 an increase of $7,844,000 from 1998 primarily due to the maturation of investments, the net proceeds from the issuance of convertible debt in the amount of $4,397,000, the proceeds from a private placement in the amount of $3,000,000 and $7,140,000 from the exercise of options and warrants. The Company's working capital has improved significantly over the last twelve months, primarily from private debt and equity financing activities. At December 31, 1999 the Company's working capital was $10,012,000 an increase of $5,556,000 from December 31, 1998. Management anticipates continuing losses in support of the growth initiatives and, coincidentally, expects continued negative cashflow from operations in 2000. The Company is increasing efforts to reduce the present accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce the days sales outstanding. The Company has reevaluated the collectibility of a significant receivable from a distributor that sells products into Japan and has written off the balance of $1,635,000. The Company has established a direct relationship with the end-customer in Japan that allows for direct order processing and collection of payments, as well as direct involvement with the end-customer on market development and support activities. Management believes that establishing this direct relationship is in the best long-term interests of the Company. The Company is evaluating the alternatives with respect to recovering the receivable from the distributor and does not anticipate any significant write-offs of other accounts receivable. The allowance for doubtful accounts is $310,000 at December 31, 1999. The decrease in inventories from 1998 resulted from improved inventory management with respect to sales volume. The Company has expended $162,000 in capital expenditures, of which $30,000 was related to furniture for the new headquarters and $30,000 was related to computer software. Similar capital expenditures are expected to occur in 2000 in relation to the expected continued growth of the Company. Management believes that its current cash position, the anticipated cash receipts from receivables, and available sources of additional capital will be sufficient to meet its working capital needs for the foreseeable future.

          The Company anticipates it will continue to pursue acquisitions that complement and leverage the existing technology base as part of its growth strategy. If acquisitions are consummated, additional capital may be required.

          Management believes that the Company will continue to incur losses until the end of 2000, when sales growth is anticipated to reach a level to offset the aggressive sales growth strategy. Further, management believes that it has access to capital in the form of additional short and/or long term credit facilities, and additional equity financing through strategic investors or private placements. Management anticipates it will continue to have access to additional capital through these sources in the amounts necessary to support its growth plans.

     Subsequent event

          A binding letter of intent between the Company and Gateway, Inc., regarding a Common Stock and Warrant Purchase Agreement, was signed February 22, 2000 for the investment of $25,000,000 in exchange for common stock to be issued at a 6.5% discount to the five consecutive trading day average of the common stock ending on the second trading day prior to the date of execution of the letter of intent. The payment of the purchase price will be made in two equal installments, with 50% paid at closing and 50% paid ninety days after closing. Warrants to purchase 600,000 shares of common stock at the same purchase price will be issued at closing, vesting in accordance with performance milestones as indicated in the agreement.

CASH FLOW

          Net cash used in operating activities for the year ended December 31, 1999 was $8,765,000 compared with $5,471,000 for the year ended December 31, 1998. The increase of $3,294,000 for the 1999 period compared to the 1998 period was primarily due to an increase in the Company's net loss. This increase in net loss was primarily the result of the decline in product sales revenue, decline in gross margin on sales of certain products, increased selling, general and administrative expenses resulting from the write-off of the balance of a significant receivable, and the costs associated with the Apexx and Technologic mergers.

          Net cash provided by investing activities for the twelve months ended December 31, 1999 was $1,933,000 compared with $2,830,000 used by investing activities for the twelve months ended December 31, 1998. The increase of $4,763,000 for the 1999 period compared to the 1998 period was primarily due to $2,000,000 of investments made in 1998 maturing during 1999. In addition, purchases of property and equipment decreased approximately $266,000 due to operations being more established at that point in time.

          Net cash provided by financing activities for the twelve months ended December 31, 1999 was $14,676,000 compared with $7,806,000 for the twelve months ended December 31, 1998. The increase of $6,870,000 for the 1999 period compared to the 1998 period was primarily due to net proceeds of approximately $4,397,000 received as a result of the issuance of convertible subordinated debentures. Proceeds of $500,000 were received from a private stock transaction resulting in the issuance of 156,250 shares of common stock. In addition, $3,000,000 was received from a private stock transaction resulting from the issuance of 666,666 shares of common stock. The exercise of options and warrants resulted in cash proceeds of $7,140,000. Additional financing activities during 1999 included the collection of the proceeds from subscriptions receivable, and payments and proceeds from the line of credit and short term debt. Financing activities during 1998 included private transactions with officers, directors, and consultants, the exercise of warrants and employee options, proceeds from the line of credit, conversion of promissory notes, and deferred offering costs.

     Impact of Recently Issued Accounting Standards

          SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, which was amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants -
  BDO Seidman, LLP                                                F -2

Independent Auditors' Report -
  Balukoff, Lindstrom & Co., P.A.                                 F -3

Consolidated Balance Sheet at December 31, 1999              F-4 - F-5

Consolidated Statements of Operations for the
  Years Ended December 31, 1999 and 1998                          F-6

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1998 and 1999                  F-7

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1999 and 1998                    F-8 - F-9

Summary of Accounting Policies                            F-10 - F-16

Notes to Consolidated Financial Statements                F-17 - F-38


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL

          DISCLOSURES

          None

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our directors and executive officers are listed below. Directors are elected as described below under "Election of Directors." Executive officers are elected by the Board of Directors and hold office until their successors are elected and qualified. There are no committees of the Board of Directors.

         NAME                   AGE    POSITIONS
         Philip L. Becker       51     Chairman, Chief Technical Officer,
                                       and Director

         Jeffrey Finn 1         40     President, Chief Executive Officer
                                       and Director

         Jason M. Rollings      38     Vice President of Operations

         Amy Beth Hansman       30     Chief Accounting Officer, and
                                       Secretary

         Robert C. Hartman      39     Vice President of Engineering

         William S. Hickman     41     Vice President of Sales

         Jane Merickel          36     Vice President of Marketing

         Brian Cohen            44     Vice President of Strategic
                                       Relations and Director

         Perry Flinn            45     Vice President of Technology

         Richard Rice 1, 2      49     Director

         Richard Eyestone 1, 2  54     Director

         Frederick Frank        68     Director


------------------------------

1    member of the audit committee

2    member of the compensation committee

BIOGRAPHICAL INFORMATION

     PHILIP L. BECKER. Mr. Becker is our Chairman, Chief Technical Officer and director of the Company. Mr. Becker was employed with Martin Marietta Aerospace as a computer systems designer from 1971 to 1983. In 1983 he founded Becker Systems as a computer communications consulting firm. Mr. Becker established the Company in 1984 to manufacture and market his bulletin board product, TBBS. Mr. Becker served as President of the Company until September, 1997. Mr. Becker received a B.S. in Electrical Engineering from Vanderbilt University in 1969. Mr. Becker has been a director of CANnect Communications, Inc. since February 1997.

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

     JASON M. ROLLINGS. Mr. Rollings has been our Vice President of Operations since October 1997. Mr. Rollings was employed with Hi-Tech Manufacturing, a printed circuit board and computer manufacturer, as Director of Manufacturing from April 1995 to November 1997, as Director of Manufacturing for Codar Technology Inc., a military computer manufacturer, from September 1988 to March 1995, and as Manufacturing Operations Manager for Century Data Inc., a computer software company, from September 1983 to August 1988. Mr. Rollings has successfully completed the Xerox Business Management System program at Anaheim, California, and programs in Executive Management, Facilities Management and Effective Management Systems.

     AMY BETH HANSMAN. Ms. Hansman has been our Chief Accounting Officer since May 1999. Ms. Hansman was employed as the Manager of Operational Audit at ICG Communications, Inc., a competitive local exchange company during 1998, as Manager of Royalty Audit at PolyGram Records, Inc. from 1996 to 1997, and as Supervising Senior Accountant at KPMG Peat Marwick in NY, NY from 1992 to 1996.

     ROBERT C. HARTMAN. Mr. Hartman has been our Vice President of Engineering since 1993. From 1990 to 1993 he was employed by the Company as a Senior Software Engineer. Mr. Hartman served as President of Spark Software, a computer consulting company, from 1986 to 1990. Mr. Hartman was employed with Automatix, Inc. as a Senior Software Engineer and Project Leader from 1983 to 1986. Mr. Hartman received both B.S. (1982) and M.S. (1983) degrees in Computer Science from Rensselaer Polytechnic Institute.

     WILLIAM SCOTT HICKMAN. Mr. Hickman has been our Vice President of Sales since October, 1999. He was employed as Vice President of Sales at Research Systems Inc. for 2 years, and managing director for Sun's Microsystems Eastern European operations for 10 years. He holds a Bachelor's of Science degree in Industrial Engineering from Stanford University and an MBA from Harvard Business School.

     JANE MERICKEL. Ms. Merickel, has been our Vice President of Marketing since December 1998. Ms. Merickel was the Director of Product Marketing for Evolving Systems, Inc., a company specializing in software solutions for the telecommunications industry, from January to December 1998. She was employed in a variety of positions by MCI during the Friends & Family marketing campaign from July 1991 to December 1997, and was the Executive Senior Manager of local sales and service at the time of her departure from MCI.

     BRIAN COHEN. Mr. Cohen has been our Vice President of Strategic Relationships since September 1999. He was the President, CEO & Founder of Technologic, Inc., a leading provider of Internet security appliances from 1992 to 1999, the Vice President of Business Development (and various other positions) at Dun & Bradstreet Software from 1980 to 1991, and Systems Engineer, Electronic Data Systems from 1977 to 1979.

     PERRY FLINN. Mr. Flinn has been our Vice President of Technology since September 1999. He was VP Technology, CTO and Co-founder of Technologic, Inc. from August 1996 to September 1999, the VP Engineering of Technologic from January 1994 to August 1996, the Director of Engineering of Technologic from September 1992 to January 1994. He was employed as Senior Software Architect for SecureWare, Inc., a provider of government and military grade multi-level security technology for the UNIX operating system, from June 1988 to September 1992, as Supervisor of Communications and Networking for MASSCOMP Corporation, a manufacturer of high performance computer systems for real-time data acquisition and control, from March 1986 to June 1988, as senior software engineer for MASSCOMP from January 1984 to March 1986.

     RICHARD RICE. Mr. Rice has been a director of eSoft since March of 1998. Mr. Rice has been the President Chief Executive Officer and director of CANnect Communications, Inc., a telecommunications company that provides voice, data and Internet services to the Canadian market, since March 1998. Mr. Rice founded the Costwatch Consulting Group, Inc., a telecommunications consulting company in 1989.

     RICHARD EYESTONE. Mr. Eyestone has been a director of eSoft since March of 1999. From July 1991 to August 1998, he served as Senior Vice President of Product and Market Management and Vice President of U.S. sales for Bay Networks. Prior to this position, Mr. Eyestone held various sales and product management roles at several firms included Wellfleet, PictureTel and Masscomp. Mr. Eyestone currently sits on the board of several high-tech start-up and early stage companies.

     FREDERICK FRANK. Mr. Frank was appointed as a director of eSoft in November of 1999. He is currently the vice chairman and a director of Lehman Brothers, Inc., where he became a partner in 1969. Prior to his role at Lehman Brothers, he was co-director of research as well as vice president and director of Smith, Barney & Co., Inc. Mr. Frank is on the boards of Digital Arts & Sciences, Physician Computer Network, Pharmaceutical Product Development, Diagnostic Product Corporation and Management Advisory Board and the Salk Institute. Mr. Frank holds an undergraduate degree from Yale University, a MBA from Stanford University and a C.F.A. degree.

ELECTION OF DIRECTORS

     Article III of eSoft's Bylaws establishes what is known as a "classified board of directors," with three classes of directors designated as Class I, Class II, and Class III. Each class is elected to serve for a three-year term, with each class up for election in different years so that in any one-year, only one-third of all directors are up for election. At each annual meeting of stockholders, the successors to the class of directors whose terms expire at that meeting are elected to serve as directors for a three-year term.

     The current members of eSoft's board of directors, along with their Class designation, are as follows: Jeffrey Finn (Class I), Philip Becker (Class III), Richard Rice (Class III), Dick Eyestone (Class II), Richard Rice (Class III), and Frederick Frank (Class I). Class I directors will serve until the year 2002 annual stockholder meeting, Class II directors will serve until the year 2000 annual stockholder meeting, and Class III directors will serve until the year 2001 annual stockholder meeting.

ITEM 10. EXECUTIVE COMPENSATION

     Item 10 will be included in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 11 will be included in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 12 will be included in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2000.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following Exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
3.1     Certificate of Incorporation of eSoft, Inc. (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and
        incorporated herein by reference).

3.2     Amendment to Certificate of Incorporation of eSoft, Inc. (filed with
        Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).

3.3 Bylaws of eSoft, Inc. (filed with Registration Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

4.1     eSoft, Inc. Equity Compensation Plan (as amended through May 20, 1999)
        (filed with Registration Statement on Form S-8 on November 17, 1999 and incorporated herein by reference).

4.2     Apexx Technology Incorporated Restricted Stock Option Plan (filed with
        Registration Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).

4.3     Apexx Technology Incorporated Founders Non-Qualified Stock Option Plan
        (filed with Registration Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).

4.4     Apexx Technology Incorporated 1998 Stock Plan (filed with Registration
        Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).

4.5     Apexx Technology Incorporated 1994 Stock Plan (filed with Registration
        Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).

4.6     Technologic, Inc. 1994 Stock Option Plan (filed with Registration
        Statement on Form S-8 on


        November 17, 1999 and incorporated herein by reference).

4.7     Amendment to Technologic, Inc. 1994 Stock Option Plan (filed with
        Registration Statement on Form S-8 on November 17, 1999 and incorporated herein by reference).

4.8     Debenture dated June 10, 1999 between eSoft, Inc. and Brown Simpson
        Strategic Growth Fund, Ltd. (filed with Current Report on Form 8-K on
        June 28, 1999 and incorporated herein by reference).

4.9     Debenture dated June 10, 1999 between eSoft, Inc. and Brown Simpson
        Strategic Growth Fund, L.P. (filed with Current Report on Form 8-K on
        June 28, 1999 and incorporated herein by reference).

4.10    Stock Purchase Warrant dated June 10, 1999 between eSoft, Inc. and Brown
        Simpson Strategic Growth Fund, Ltd. (filed with Current Report on Form
        8-K on June 28, 1999 and incorporated herein by reference).

4.11    Stock Purchase Warrant dated June 10, 1999 between eSoft, Inc. and Brown
        Simpson Strategic Growth Fund, L.P. (filed with Current Report on Form
        8-K on June 28, 1999 and incorporated herein by reference).

10.1    Securities Purchase Agreement dated as of June 10, 1999 among eSoft,
        Inc., Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson
        Strategic Growth Fund, L.P. (filed with Current Report on Form 8-K on
        June 28, 1999 and incorporated herein by reference).

10.2    Registration Rights Agreement dated as of June 10, 1999 among eSoft,
        Inc., Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson
        Strategic Growth Fund, L.P.. (filed with Current Report on Form 8-K on June 28, 1999 and incorporated herein by reference).

10.3    eSoft, Inc. Stock Purchase and Investor Rights Agreement, dated
        November 12, 1999 (filed with Schedule 13D filed on January 11, 2000 and incorporated herein by reference).

10.4    Registration Rights Agreement dated September 2, 1997 between Transition
        Partners, Ltd., Pantheon Capital Ltd. and eSoft (filed with Registration
        Statement on Form 10-SB on December 22, 1997 and incorporated herein by reference).

10.5 Form of Employee Confidentiality Agreement (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).

10.6* Transition Agreement dated, November 1, 1999 between Philip Becker and eSoft.

10.7    Employment Agreement between Jeffrey Finn and eSoft (filed with
        Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).

10.8 Employment Agreement dated March 6, 1998 between Robert C. Hartman and eSoft (filed with Amendment No. 1 to Registration Statement on Form
        SB-2, filed March 24, 1998 and incorporated herein by reference).

10.9    Employment Agreement by and between eSoft, Inc. and Brian E. Cohen
        (filed with current report on Form 8-K on September 27, 1999 and incorporated herein by reference).

10.10 Employment Agreement by and between eSoft, Inc. and Perry Flinn (filed with current report on Form 8-K on September 27, 1999 and incorporated herein by reference).

10.11 Employment Letter dated October 7, 1997 between Jason M. Rollings and eSoft (filed with Amendment No. 2 to Registration Statement on Form
        SB-2, filed April 17, 1998 and incorporated herein by reference).

10.12 Employment Agreement, dated December 15, 1998, between Jane Merickel and eSoft (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).

10.13* Employment Agreement, dated November 4, 1999, between Scott Hickman and eSoft.

10.14* Employment Agreement, dated May 1, 1999 between Amy Beth Hansman and eSoft.

21.1*   Subsidiaries of the Registrant

23.1*   Consent of BDO Seidman, LLP

23.2*   Consent of Balukoff, Lindstrom & Co., PA

27.1*   Financial Data Schedule


* Filed herewith.

REPORTS ON FORM 8-K

     During the last quarter of the period covered by this report, we filed the following reports on Form 8- K:

     1.   Form 8-K/A dated November 17, 1999, in which we filed, pursuant to
          Item 7, audited financial statements for the period ended December 31, 1998 and unaudited financial statements for the period ended June 30, 1999 of Technologic, Inc., as well as pro forma financial statements that give effect to eSoft's acquisition of Technologic, Inc.

     2. Form 8-K dated November 24, 1999, in which we filed, pursuant to Item 7, audited financial statements of eSoft for the period ended December 31, 1998, restated to reflect eSoft's acquisition of Technologic, Inc.

     3.   Form 8-K/A dated December 13, 1999, in which we filed, pursuant to
          Item 7, a consent of eSoft's auditors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ESOFT, INC.


                                By: /s/ Jeffrey Finn
                                    ---------------------------
                                    Name: Jeffrey Finn
                                    Title: President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signatures                         Title                     Date


/s/ Philip Becker
----------------------
Philip Becker              Chairman of the Board, Chief           March 30, 2000
                           Technical Officer



/s/ Jeffrey Finn
----------------------
Jeffrey Finn               Director, President and Chief          March 30, 2000
                           Executive Officer (Principal
                           Executive Officer)


/s/ Brian Cohen
----------------------
Brian Cohen                Director, Vice President of            March 30, 2000
                           Strategic Relations


/s/ Richard Eyestone
----------------------
Richard Eyestone           Director                               March 30, 2000


/s/ Richard Rice
----------------------
Richard Rice               Director                               March 30, 2000

/s/ Frederick Frank
----------------------
Frederick Frank            Director                               March 30, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
eSoft, Inc. and subsidiaries
Broomfield, Colorado


We have audited the accompanying consolidated balance sheet of eSoft, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Apexx Technology, Inc., a wholly owned subsidiary, which financial statements reflect total revenues of approximately $3,808,000 for the year ended December 31, 1998. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Apexx Technology, Inc., is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eSoft, Inc. and subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP

Denver, Colorado
March 1, 2000

INDEPENDENT AUDITORS' REPORT



Board of Directors
Apexx Technology, Inc.
Boise, Idaho

We have audited the statement of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 1998 of Apexx Technology, Inc. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Apexx Technology, Inc. for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The Company's financial statements have been prepared assuming that it will continue as a going concern. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Balukoff, Lindstrom & Co., P.A.

Boise, Idaho
February 4, 1999

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET


DECEMBER 31,                                                                            1999
-------------                                                                    -----------
ASSETS

CURRENT:
  Cash and cash equivalents                                                      $ 8,576,055
  Accounts receivable:
      Trade, less allowance of $310,453 for doubtful accounts                      1,454,471
      Trade, related party (Note 2)                                                  912,500
  Inventories (Note 3)                                                               672,691
  Prepaid expenses and other                                                         158,261
                                                                                 -----------
Total current assets                                                              11,773,978
                                                                                 -----------

PROPERTY AND EQUIPMENT:
  Computer equipment                                                                 718,122
  Furniture and equipment                                                            326,092
  Leasehold improvements                                                             176,314
                                                                                 -----------
                                                                                   1,220,528

Less accumulated depreciation                                                        660,904
                                                                                 -----------

Net property and equipment                                                           559,624
                                                                                 -----------
OTHER ASSETS:
  Capitalized software development costs, net of accumulated
      amortization of $481,758                                                       702,417
  Deferred financing costs, net (Note 5)                                             283,215
  Other                                                                               39,557
                                                                                 -----------

Total other assets                                                                 1,025,189
                                                                                 -----------
                                                                                 $13,358,791
                                                                                 ===========


                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET (CONTINUED)



DECEMBER 31,                                                                            1999
-------------                                                                    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
  Accounts payable                                                               $    831,496
  Deferred revenue                                                                    289,590
  Accrued expenses:
      Payroll and payroll expenses                                                    185,983
      Other                                                                           454,815
                                                                                 ------------
Total current liabilities                                                           1,761,884

CONVERTIBLE DEBENTURE (Note 4)                                                      1,198,254
                                                                                 ------------
Total liabilities                                                                   2,960,138
                                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

STOCKHOLDERS' EQUITY (Notes 4, 9 and 10):
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none outstanding                                                                     --
  Common stock, $.01 par value, 50,000,000 shares authorized,
      14,289,075 shares issued and                                                    142,890
  Additional paid-in capital                                                       24,999,820
  Notes receivable                                                                    (39,704)
  Accumulated deficit                                                             (14,704,353)
                                                                                 ------------
Total stockholders' equity                                                         10,398,653
                                                                                 ------------
                                                                                  $13,358,791
                                                                                 ============


                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS





YEAR ENDED DECEMBER 31,                                 1999              1998
-----------------------                         ------------      ------------
REVENUES:
   Product Sales                                $  7,199,351      $  9,609,964
   Services (Note 2)                               1,880,296                --
                                                ------------      ------------
Total revenues                                     9,079,647         9,609,964

COST OF GOODS SOLD:
   Product                                         3,438,872         3,796,175
   Services (Note 2)                                 134,823                --
                                                ------------      ------------
Total cost of goods sold                           3,573,695         3,796,175

GROSS PROFIT                                       5,505,952         5,813,789
                                                ------------      ------------
EXPENSES:
   Selling and marketing                           5,978,259         4,575,906
   General and administrative                      7,647,350         4,206,168
   Engineering                                     1,432,264           982,097
   Research and development                          723,671           734,567
   Amortization of software costs                    167,305           189,399
                                                ------------      ------------
Total costs and expenses                          15,948,849        10,688,137
                                                ------------      ------------
LOSS FROM OPERATIONS                             (10,442,897)       (4,874,348)
                                                ------------      ------------
OTHER (INCOME) EXPENSE:
   Interest income                                   (64,467)         (167,888)
   Interest expense                                  527,967            28,277
   Realized gain on trading securities              (109,445)         (234,940)
   Unrealized gain on trading securities                  --           (72,361)
   Other income, net                                 (11,348)          (25,238)
                                                ------------      ------------
Total other (income) expense                         342,707          (472,150)
                                                ------------      ------------
Loss before income tax benefit                   (10,785,604)       (4,402,198)
Income tax benefit (Note 7)                               --          (162,000)
                                                ------------      ------------
NET LOSS                                        $(10,785,604)     $ (4,240,198)
                                                ============      ============
BASIC AND DILUTED LOSS PER COMMON SHARE         $      (1.00)     $       (.50)
                                                ============      ============
WEIGHTED-AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING BASIC AND DILUTED            10,782,235         8,433,839
                                                ============      ============


                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                       Retained
                                                     Common Stock          Additional                  Earnings           Total
                                                -----------------------     Paid-in       Notes       (Accumulated    Stockholders'
YEAR ENDED DECEMBER 31, 1998 AND 1999              Shares       Amount      Capital     Receivable      Deficit)         Equity
--------------------------------------          ------------  ---------  ------------  ----------   -------------    ------------
BALANCE, January 1, 1998                           5,275,059  $  52,751  $  2,182,701   $     --     $    186,509     $  2,421,961
 Issuance of compensatory options                         --         --       106,413         --               --          106,413
 Issuance of warrants for prepaid
   consulting services                                    --         --       214,649         --               --          214,649
 Exercise of warrants and options                    442,372      4,424       396,076         --               --          400,500
 Issuance of common stock pursuant
   to initial public offering, (net of
   offering costs of $540,850)                     1,550,000     15,500       993,650         --               --        1,009,150
 Issuance of common stock pursuant to
   private placements, (net of offering
   costs of $866,449)                              1,995,281     19,952     5,916,908         --               --        5,936,860
 Issuance of common stock to employees                90,000        900        89,100         --               --           90,000
 Issuance of common stock for offering fees          110,000      1,100        (1,100)        --               --               --
 Issuance of common stock pursuant to
   conversion of notes payable                       355,903      3,559       352,344         --               --          355,903
 Repurchase of common stock                         (123,942)    (1,239)      (34,901)        --               --          (36,140)
 Cash dividend paid by pooled company                     --         --            --         --         (250,000)        (250,000)
 Net loss for the year                                    --         --            --         --       (4,240,198)      (4,240,198)
                                                ------------  ---------  ------------    -------     ------------     ------------
BALANCE, December 31, 1998                         9,694,673     96,947    10,215,840         --       (4,303,689)       6,009,098

 Issuance of options to distributor                       --         --        15,644         --               --           15,644
 Issuance of compensatory options                         --         --        40,584         --               --           40,584
 Issuance of options to consultants                       --         --        73,584         --               --           73,584
 Exercise of warrants and options                  2,768,506     27,684     7,112,299         --               --        7,139,983
 Issuance of stock pursuant to
   private placement, May 1999                       156,250      1,563       498,437         --               --          500,000
 Issuance of common stock for
   payment on accounts payable                         5,500         55        21,945         --               --           22,000
 Issuance of warrants pursuant to
   private placement of debt, June 1999                   --         --     1,478,325         --               --        1,478,325
 Issuance of common stock pursuant
   to private placement, November 1999               666,666      6,666     2,993,330         --               --        2,999,996
 Issuance of common stock to brokers                  75,000        750       289,875         --               --          290,625
 Issuance of common stock for bonus                    7,080         71        26,227         --               --           26,298
 Issuance of warrants pursuant to
   placement of debt, September 1999                      --         --       968,308         --               --          968,308
 Issuance of notes receivable for
   exercise of options and warrants,
   net of collection                                 146,709      1,467       207,567    (39,704)              --          169,330
 Issuance of common stock pursuant to
   convertible debt (net of unamortized
   discount and financing costs of $1,564,550)       766,773      7,668     1,427,782         --               --        1,435,450
Interest expense paid in stock upon
   conversion of debt                                  1,918         19        15,013         --               --           15,032
Reclassification of Technologic, Inc.
   subchapter S-corporation losses                        --         --      (384,940)        --          384,940               --
Net loss for the year                                     --         --            --         --      (10,785,604)     (10,785,604)
                                                ------------  ---------  ------------   --------     ------------     ------------
BALANCE, December 31, 1999                        14,289,075  $ 142,890  $ 24,999,820   $(39,704)    $(14,704,353)    $ 10,398,653
                                                ============  =========  ============   ========     ============     ============


                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
YEAR ENDED DECEMBER 31,                                                        1999             1998
------------------------------------------------                       ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(10,785,604)     $(4,240,198)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                          351,599          475,958
     Proceeds from sale of trading securities                               292,634          234,940
     Realized gain from sale of trading securities                         (109,445)        (234,940)
     Unrealized (gain) loss from sale of trading securities                      --          (72,361)
     (Gain) loss on sale of assets                                             (450)           1,013
     Amortization of discount on investments                                 (8,459)         (71,624)
     Amortization of debt discounts and financing costs                     399,889               --
     Issuance of common stock for compensation                               26,298           90,000
     Provision for losses on accounts receivable                          1,632,872          212,981
     Interest income on subscription receivable                              (1,792)              --
     Deferred tax expense (benefit)                                              --         (162,000)
     Issuance of compensatory options                                        40,584          106,413
     Issuance of consultant options                                          73,584               --
     Issuance of common stock to brokers                                    290,625               --
     Amortization of warrant valuation granted for prepaid
       consulting                                                           107,494               --
     Issuance of distributor options                                         15,644               --
     Issuance of stock for interest                                          15,032               --
     Non-cash additions to notes payable                                         --           47,189
Changes in operating assets and liabilities:
     Accounts receivable                                                   (256,362)      (2,377,716)
     Other acccounts receivable                                            (912,500)              --
     Inventories                                                            945,198       (1,128,616)
     Other assets                                                           (32,518)            (335)
     Prepaid expenses                                                        (6,059)              --
     Accounts payable                                                      (643,780)         946,981
     Accrued expenses and other                                            (229,739)         596,795
     Deferred revenue                                                        30,283          104,224
                                                                       ------------      -----------
Net cash used in operating activities                                    (8,764,972)      (5,471,296)
                                                                       ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                    2,000,000               --
     Purchase of investments                                                     --       (1,919,917)
     Proceeds from sale of assets                                            12,289            2,722
     Purchase of property and equipment                                    (161,861)        (428,332)
     Deposit on leased facilities                                            85,000          (85,000)
     Advances on non-operating notes receivable - employee                       --          (15,000)
     Payments received from non-operating notes receivable -
       employee                                                                  --           20,443
     Additions to capitalized software                                       (2,650)        (405,000)
                                                                       ------------      -----------
Net cash provided by (used in) investing activities                       1,932,778       (2,830,084)
                                                                       ============      ===========


                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (CONTINUED)

INCREASE (DECREASE) IN CASH AND CASH EQUUIVALENTS
YEAR ENDED DECEMBER 31,                                                         1999             1998
--------------------------------------------------                      ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock, warrants and options                     $ 10,639,979      $ 8,753,809
  Proceeds from the issuance of convertible debt                           4,950,000               --
  Debt offering costs paid                                                  (552,767)      (1,126,405)
  Purchase of common stock                                                        --          (36,140)
  Payment of cash dividend                                                        --         (250,000)
  Proceeds from stock subscription receivable                                171,122          200,000
  Proceeds from short-term debt                                              122,513          668,872
  Payments on short-term debt                                               (615,438)        (390,000)
  Proceeds from long-term debt                                                    --          125,879
  Payments on long-term debt                                                      --          (25,581)
  Proceeds (repayment) from margin loan on investments                       (39,544)          39,544
  Proceeds from line of credit, net                                               --          (58,600)
  Payments on borrowings                                                          --          (75,757)
  Payments from related party borrowings                                          --          (20,000)
                                                                        ------------      -----------
Net cash provided by financing activities                                 14,675,865        7,805,621
                                                                        ------------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           7,843,671         (495,759)

CASH AND CASH EQUIVALENTS, beginning of year                                 732,384        1,228,143
                                                                        ------------      -----------
CASH AND CASH EQUIVALENTS, end of year                                  $  8,576,055      $   732,384
                                                                        ============      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                $    113,046      $    28,313
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Common stock issued for conversion of debt, net of unamortized
    discount and financing costs $1,564,950                                1,435,450          355,903
  Common stock issued for offering costs                                          --            1,100
  Warrants issued for prepaid consulting services                                 --          214,649
  Warrants issued in connection with debt offering                         2,446,633               --
  Common stock issued for payment of accounts payable                         22,000               --
  Issuance of notes receivable for exercise of options and warrants           39,704               --
  Financing costs paid in 1997 for 1998 offering                                  --          280,896
                                                                        ============      ===========


                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

BUSINESS eSoft, Inc. (the "Company" or "eSoft"), a Delaware corporation, develops and markets internet connectivity solutions. The Company has developed software, which is integrated with a hardware component that allows local area networks to connect with the internet. The software also contains full access control for its remote access features. The Company also resells related connectivity accessories. The Company previously had developed and sold software for the bulletin board market. The majority of the Company's products are manufactured by external sources. In 1999, 78% of the components for the Company's products were purchased from three external sources. In 1998, 60% of the components for the Company's products were purchased from two external sources.

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

                    Effective May 25, 1999, the Company completed the merger with Apexx Technology, Inc. ("Apexx") located in Boise, Idaho which provided for the exchange of all of the outstanding stock of Apexx for 1,591,365 shares of eSoft common stock and for the conversion of all Apexx stock options into eSoft stock options to acquire 1,356,003 shares of eSoft common stock. The merger has been accounted for as a pooling of interests.

                    Effective September 10, 1999, the Company completed the merger with Technologic, Inc. ("Technologic") located in Norcross, Georgia which provided for the exchange of all of the outstanding stock of Technologic for 1,244,435 shares of eSoft common stock and for the conversion of all Technologic stock options into eSoft stock options to acquire 180,565 shares of eSoft common stock. The Merger has been accounted for as a pooling of interests.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

                                                                                              Number of
                                                                                            eSoft Shares
                         Pooled Company         Nature of Operations      Merger Date         Issued
                    -----------------------    ----------------------   ---------------    --------------
                    Apexx Technology, Inc.     Internet connectivity    May 25, 1999          1,591,365
                                                  Solutions

                    Technologic, Inc.          Internet connectivity    September 10, 1999    1,244,435
                                                  solutions

                    The consolidated financial statements give retroactive effect to the mergers, which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if Apexx and Technologic had been consolidated with eSoft for all years presented. The consolidated statements of stockholders' equity reflect the accounts of eSoft as if the additional common stock issued in connection with the mergers had been issued for all periods presented.

PRINCIPLES OF       The consolidated financial statements include the accounts
CONSOLIDATION       of the Company and its wholly owned subsidiaries, Apexx and
                    Technologic. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS    The Company considers cash and all highly liquid
                    investments purchased with an original maturity of three months or less to be cash equivalents.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

INVESTMENT          Investment securities are classified as either
SECURITIES          held-to-maturity, available-for-sale or trading. Investment securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. It is management's intention and it has the ability to hold investment securities classified as held-to-maturity and, accordingly, adjustments are not made for temporary declines in their market value below amortized cost. Investment securities classified as available-for-sale are carried at their estimated market value with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Investment securities classified as trading are carried at estimated market value. Unrealized holding gains and losses for trading securities are included in the statements of operations. Gains and losses on securities sold are determined based on the specific identification of the securities sold. At December 31, 1999 the Company did not hold any investment securities.

INVENTORIES         Inventories, consisting primarily of purchased goods, are
                    valued at the lower of cost (weighted-average) or market.

PROPERTY AND        Property and equipment are stated at cost. Depreciation is
EQUIPMENT           computed using the straight-line method over the estimated useful lives (ranging from three to seven years) of the assets.

                    Depreciation expense for the years ended December 31, 1999 and 1998, was $184,294 and $179,405.

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

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

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

REVENUE             The Company follows the guidance of Statement of Position
RECOGNITION         ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2
                    provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software.

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

                    A portion of sales is made to distributors under terms allowing certain rights of return and price protection on unsold product held by the distributors. Revenue on these sales are recognized upon sell-through to the end user.

                    In accordance with SOP 97-2, and in conjunction with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-type Contracts", the Company accounts for certain software development contracts (Note 2) using the percentage of completion method.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

                    For contracts accounted for under the
                    percentage-of-completion method, the amount of revenue recognized is the percentage of total contract price that the direct labor costs expended to date bear to the anticipated final direct labor costs, based upon current estimates of the cost to complete the contract. Contract costs primarily include labor and general and administrative costs are charged to expense. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that require such revisions become known.

ADVERTISING         The Company records advertising expense in the period the
                    expense is incurred. For the years ended December 31, 1999 and 1998, the Company recorded $558,953 and $688,753 in advertising expense.

INCOME TAXES        The Company follows the provisions of SFAS No. 109,
                    "Accounting for Income Taxes," which requires use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse.

                    Through the September 10, 1999, acquisition of Technologic by eSoft, Technologic elected under the Internal Revenue Code to be an S-Corporation. Subsequent to September 10, 1999, the Company is taxed as a U.S. C Corporation. Accordingly, the accumulated deficit of Technologic at the date of acquisition totaling $384,940 has been reclassified to additional paid-in capital.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

NET LOSS            The Company follows the provisions of SFAS No. 128,
PER SHARE           "Earnings Per Share." SFAS No. 128 provides for the
                    calculation of "Basic" and "Diluted" earnings per share.
                    Basic earnings per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

                    For the years ended December 31, 1999 and 1998, total stock options and stock warrants of 3,409,797 and 3,513,450; and debt convertible into 495,591 common shares of stock for the year ended December 31, 1999, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

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

CONCENTRATIONS      Credit risk represents the accounting loss that would be
OF CREDIT RISK      recognized at the reporting date if counterparties failed to completely perform as contracted. Concentrations of credit risk, whether on or off the balance sheet, that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

                    Concentrations of credit risk with respect to trade accounts receivable are generally limited since customers are dispersed across geographic areas. On-going credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains an allowance for potential losses based on management's analysis of possible uncollectible accounts.

FAIR VALUE OF       The Company believes the book value of financial instruments
FINANCIAL           approximates their fair value.
INSTRUMENTS

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

COMPREHENSIVE       The Company has adopted SFAS No. 130, "Reporting
INCOME              Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investment by stockholders, changes in paid in capital and distributions to stockholders. SFAS No. 130 does not impact the Company's financial statements for 1999 and 1998.

IMPACT OF RECENTLY  SFAS No. 133, "Accounting for Derivative Instruments and
ISSUED ACCOUNTING   Hedging Activities" requires companies to record derivatives
PRONOUNCEMENTS      on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.
                    SFAS No. 133, which was amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

RECLASSIFICATION    Certain items included in the prior year's financial
                    statements have been reclassified to conform to the current presentation.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS        Revenue, net loss and net loss per common share of eSoft,
    COMBINATION     after the Apexx and Technologic mergers for the year ended
                    December 31, 1998 are as follows:

                    Year Ended December 31,                             1998
                    -----------------------                      -----------
                    REVENUE:
                    eSoft, as previously reported                $ 3,867,600
                    Apexx                                          3,808,106
                    Technologic                                    1,934,258
                                                                 -----------
                    eSoft, as restated                           $ 9,609,964
                                                                 ===========
                    NET LOSS:
                    eSoft, as previously reported                $(2,940,662)
                    Apexx                                           (885,953)
                    Technologic                                     (413,583)
                                                                 -----------
                    eSoft, as restated                           $(4,240,198)
                                                                 ===========
                    NET LOSS PER COMMON SHARE:
                    As previously reported basic and diluted:    $      (.54)

                    As restated basic and diluted:               $      (.50)


2.  TRADE           The Company has entered into an agreement with a stockholder
    RECEIVABLE-     of the Company, to jointly architect and design certain
    RELATED PARTY   software applications. The agreement grants the stockholder of the Company the right to use or sell the stockholder's products which include the Company's software, as well as the right to modify the software and related products. The
                    Company has recognized revenue of $1,650,000 during the year ended December 31, 1999, in accordance with the percentage of completion method of which $912,500 is due to the Company at year end.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  INVENTORIES

                    Inventories consisted of the following:

                    DECEMBER 31,                                    1999
                    ---------------------------------------     --------
                    Finished goods                              $560,828
                    Raw materials                                134,538
                    ---------------------------------------     --------
                                                                 695,366
                    Less reserve for obsolescence                 22,675
                    ---------------------------------------     --------
                                                                $672,691
                                                                ========

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  CONVERTIBLE     In June 1999, the Company issued $3,000,000 of unsecured 5%
    TERM DEBENTURES Convertible Debentures due June 10, 2002 ("Debentures") and
                    stock purchase warrants ("warrants") with a right to purchase an aggregate of 766,773 shares of common stock, par value $.01 per share, at an exercise price of $4.4994. In
                    September 1999, the Company issued to the same debenture holder $2,000,000 of Debentures, issued at a 2.5% discount, due June 10, 2002 and warrants with a right to purchase an aggregate of 511,182 shares of common stock, par value $.01 per share, at an exercise price of $4.4994.

                    The principal and interest amount of each Debenture are convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. The Company has the ability, under certain circumstances, to obligate the investor to convert the debentures into common stock and to exercise the warrants. The investor has the option to purchase an additional $3 million of debentures, together with warrants to purchase shares of common stock of the Company equal to the quotient obtained by dividing $3 million by the conversion price for the debentures with an exercise price of 115% of the debenture conversion price. The additional $3 million of debentures would be convertible at the lower of (i) the Company's then current market price or (ii) $5.50, but in no event less than $3.9125 per share. The debentures are manditorily convertible if the average per share market value over thirty consecutive trading days exceed 200% of the exercise price of the warrants.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    As of December 1999, the initial $3,000,000 in debentures had been fully converted into 766,773 common shares of the Company. In addition, the investor had exercised warrants to purchase 766,773 common shares of the Company. Upon conversion, the carrying value of the initial debentures, net of financing costs of $1,564,550 was recorded in equity.

                    The Black-Scholes value of the warrants issued, of $2,146,270 plus an initial discount of $50,000 related to the aforementioned 2.5% discount, for a total of $2,196,270, was recorded as an original issue discount and is being amortized over the term of the debentures and recorded as non-cash interest expense. At December 31, 1999, the balance of the unamortized original issue discount was $801,746, representing the original amount of $2,196,270, less amortization of $283,793 and the reclassification of the remaining unamortized balance relating to the converted debentures of $1,110,731. The balance of the Convertible Debentures at December 31, 1999, of $1,198,254, represents the original face value of the remaining outstanding debentures, of $2,000,000 less the balance of the unamortized discount, of $801,746.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  DEFERRED        In connection with the issuance of convertible debentures
    FINANCING       (Note 4), the Company incurred financing costs of $552,767
    COSTS           and issued stock purchase warrants ("warrants") to the
                    placement agent, with a right to purchase an aggregate of 127,795 shares of common stock, par value $.01 per share, at an exercise price of $3.96875. The value of the warrants, which was determined using the Black Scholes valuation model, was recorded as deferred financing costs of $300,363, which is being amortized over the life of the debentures and recorded as non-cash interest expense. As discussed in Note
                    4, in December 1999, the debt holder converted the initial
                    $3 million in debentures. In connection with the conversion, the unamortized financing costs associated with the initial debentures of $453,819 was recorded as additional paid-in capital upon conversion of the debentures. At December 31, 1999, the unamortized financing costs were $283,215 and the Company has expensed $116,096 during the year ended December
                    31, 1999, as non-cash interest expense.



6.  RESEARCH AND    During the years ended December 31, 1999 and 1998, the
    DEVELOPMENT     Company capitalized $2,650 and $405,000 of software
                    development costs. Amortization expense of capitalized software development costs included in depreciation and amortization for the years ended December 31, 1999 and 1998 amounted to $167,305 and $189,399. Research and development costs were $723,671 and $734,567 for the years ended
                    December 31, 1999 and 1998.

                    Research and development expenditures during the following periods were comprised as follows:

                    YEAR ENDED DECEMBER 31,                    1999         1998
                    --------------------------------     ----------   ----------
                    Payroll and related costs            $  640,647   $  618,269
                    Purchased services                       15,864      410,820
                    Other                                    69,810      110,478
                                                         ----------   ----------
                                                            726,321    1,139,567
                    Less capitalized software costs           2,650      405,000
                                                         ----------   ----------
                                                         $  723,671   $  734,567
                                                         ==========   ==========

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  INCOME TAXES    The provision for income taxes consisted of the following:

                    YEAR ENDED DECEMBER 31,                                    1999             1998
                    -----------------------------------------------     -----------      -----------
                    DEFERRED BENEFIT:
                    Federal                                             $        --      $  (148,000)
                    State                                                        --          (14,000)
                                                                        -----------      -----------
                                                                        $        --      $  (162,000)
                                                                        ===========      ===========


                    A reconciliation of the effective tax rate and the statutory U.S. federal income tax rates are as follows:

                    YEAR ENDED DECEMBER 31,                                    1999             1998
                    -----------------------------------------------     -----------      -----------
                    Federal tax benefit at the federal
                      statutory rate                                    $(3,667,000)     $(1,497,000)
                    State income tax benefit, net of
                      federal tax amount                                   (377,000)        (191,000)
                    Permanent differences                                   431,000         (110,000)
                    Compensation deduction related to
                      exercise of warrants and
                      non-qualified options                              (3,243,000)              --
                    Other                                                  (253,000)          87,000
                    Losses not subject to tax (1)                           385,000          153,000
                    Increase in valuation allowance                       6,724,000        1,396,000
                                                                        -----------      -----------
                    Income tax benefit                                  $        --      $  (162,000)
                                                                        ===========      ===========

                    (1) Certain losses are not subject to tax at the corporate level as Technologic, Inc. had elected to be taxed as an S-corporation. Effective with the merger of eSoft and Technologic, the S-corporation election has been terminated.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Temporary differences that give rise to a significant portion of the deferred tax assets and liabilities are as follows:

                    DECEMBER 31,                                          1999             1998
                    ------------------------------------------     -----------      -----------
                    Net operating loss carryforwards               $ 7,601,000      $ 1,442,000
                    Tax credit carryforward                             37,000           37,000
                    Accounts receivable                                730,000          101,000
                    Inventory                                            9,000           22,000
                    Accruals                                            74,000          194,000
                    Options and warrants                                75,000           66,000
                                                                   -----------      -----------
                    Total deferred tax asset                         8,526,000        1,862,000
                                                                   -----------      -----------

                    Capitalized software costs                        (263,000)        (325,000)
                    Property and equipment                                  --           (2,000)
                    Other                                              (13,000)          (9,000)
                                                                   -----------      -----------
                    Total deferred tax liability                      (276,000)        (336,000)
                                                                   -----------      -----------
                    Total                                            8,250,000        1,526,000

                    Less valuation allowance                         8,250,000        1,526,000
                                                                   -----------      -----------
                    Net deferred tax asset (liability)             $        --      $        --
                                                                   ===========      ===========


                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    The valuation allowance of $8,250,000 at December 31, 1999, was established because the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                    At December 31, 1999, the Company had net operating loss carryforwards of approximately $20,270,000 with expirations through 2019. The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code. Of this carryforward, approximately $9,500,000 resulted from compensation deductions for tax purposes relative to stock option plans and warrants exercised. To the extent net operating losses resulting from stock option plan and warrant compensation deductions become realizable, the benefit will be credited directly to additional paid-in capital.

8.  COMMITMENTS AND The Company leases certain of its facilities and equipment
    CONTINGENCIES   under noncancellable operating lease agreements, which
                    expire at various dates through 2004. Rent expense for the years ended December 31, 1999 and 1998 was $293,876 and $241,809.

                    In 1999, the Company executed a lease to relocate its corporate headquarters and shipping and assembly facilities into one location. The new facility lease expires in May 2004 and annual rental payments are $173,000. The Company was fully released from its lease on its prior corporate headquarters.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    Future minimum lease payments under noncancellable operating leases are as follows:

                    YEAR ENDING DECEMBER 31,
                    ------------------------
                    2000                        $  356,000
                    2001                           360,000
                    2002                           374,000
                    2003                           300,000
                    2004                           120,000
                                                ----------
                                                $1,510,000
                                                ==========

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

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    EMPLOYMENT AGREEMENTS

                    On September 2, 1997, the Company entered into an employment agreement with an officer and a director that extends for a thirty-six month period commencing on September 1, 1997. Under the terms of the agreement, the Company is obligated to pay the sum of $10,000 per month. In addition, the officer and director was granted incentive stock options to acquire 200,000 shares of common stock at a price of $1.00 per share for a period of five years. The options vest over a 36-month period as follows: 7/36 of the options vested in April 1998 and 1/36 of the options will vest on the first day of each month thereafter. A quarterly performance bonus equal to 10% of the Company's earnings, net of adjustments for interest and taxes. In the event that the bonus exceeds 50% of the gross annual salary, the bonus will be capped at the amount of the salary for the quarter. In 1999, a transition agreement was signed, whereby the employment agreement will terminate on April 30, 2000.

                    On November 6, 1998 the Company entered into an employment agreement with an officer and director that extends for a thirty-six month period commencing on November 9, 1998. Under the terms of the agreement, the Company is obligated to pay the sum of $15,000 per month. In addition, the officer and director was granted incentive stock options to acquire 400,000 shares of eSoft common stock at a price of $4.00 per share for a period of four years. The options vest over a 36-month period as follows: 7/36 of the options will vest in June 1999 and 1/36 of the options will vest on the first day of each month thereafter. The officer and director is also eligible to receive incentive pay equal to 50% of his annual salary paid quarterly based on objectives agreed by officer and the Company's Board of Directors. The incentive pay will be based as follows: one-third on revenue, one-third on earnings and one-third on mutually agreed quarterly objectives.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    The Company has entered into employment agreements with seven other executive officers with a range of salary levels and benefits. The term of these employment agreements is either twenty-four months or thirty-six months, at salary levels ranging from $7,500 to $10,000 per month. The agreements are cancelable and terminate from December 2000 through April 2002. The employment agreements provide for either a quarterly performance-based bonus ranging from $10,000 to $15,000 or a 1% commission on gross sales, paid on a monthly basis. In addition to monthly compensation and quarterly bonuses, executives under these agreements have received incentive stock options to purchase between 60,000 and 90,000 shares of eSoft common stock at exercise prices ranging from $1.00 to $17.44 per share.

                    LITIGATION

                    The Company may be engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position, results of operations, or cash flows of the Company.

9.  STOCKHOLDERS'   PRIVATE PLACEMENTS
    EQUITY

                    In January 1998, the Company granted 90,000 shares of common stock to certain employees for past services rendered to the Company. The Company recognized $90,000 of compensation expense based on the fair value of its common stock at that date.

                    During the first quarter of 1998, the Company completed a $290,000 private placement of 290,000 shares of the Company's common stock, at a price of $1.00 per share to officers, directors, and key employees. The Company received $186,983 from the offering net of offering costs.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    During the first quarter of 1998, the Company accepted stock subscriptions of $150,000 from consultants and an officer of the Company at a price of $1.00 per share. In March and April 1998, $150,000 of the stock subscription was collected. The Vancouver Stock Exchange required stockholder approval of the private placement to the officer, which was received in December 1998, at which time the shares were issued to the officer.

                    In June 1998, the Company completed the private placement of 1,468,941 shares of its common stock at a price of $4.25 per share for a total offering of $6,243,000. The net cash proceeds to the Company from the private placement were $5,479,568 after payment of expenses of the offering of $255,607 and payment of $507,825 commissions to the agent, sub-agents, and finders, who in addition were issued warrants to purchase 159,318 shares of the Company's common stock at a price of $4.25 per share in the first year and $4.90 per share in the second year.

                    In 1998, the Company completed the private placement of 51,616 shares of its common stock at a price of $2.23 per share. The net cash proceeds to the Company were $115,250.

                    In 1998, the Company completed the private placement of 34,724 shares of its common stock at a price of $.15 per share. The net cash proceeds to the Company were $5,059.

                    In 1999, the Company completed the private placement of 156,250 shares of its common stock at a price of $3.20 per share. The net cash proceeds to the Company were $500,000.

                    In November and December 1999, the 5% convertible debentures relating to the June 10, 1999 placement were converted into 766,773 shares of common stock in the fourth quarter. The conversion of the debentures, the related discount and the related deferred financing resulted in $1,435,450 being recorded to equity. In addition, the related warrants to purchase 766,773 shares were exercised in the fourth quarter, resulting in $3,450,000 being paid to the Company.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    In November 1999, the Company completed a private placement of 666,666 shares of its common stock at a price of $4.50 per share for a total offering and net cash proceeds to the Company of $3,000,000.

                    INITIAL PUBLIC OFFERING

                    In March 1998, the Company completed its initial public offering ("IPO")in Canada of 1,550,000 shares of the Company's common stock at an offering price of $1.00 per share. Additionally, the agent was issued 110,000 shares of the Company's common stock in the Canadian Offering along with warrants to purchase 250,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. The net cash proceeds to the Company from the IPO were approximately $1,009,000 after payment of expenses of approximately $541,000. In April 1998, the agent exercised its warrants at a price of $1.00 per share and the Company issued 250,000 shares of its common stock.

                    CONVERSION OF DEBT

                    Prior to January 1, 1996, the Company entered into an unsecured note agreement with the initial stockholder in the amount of $125,000 with interest at 9% per annum, maturing December 31, 1997. The Company also borrowed an additional $111,598 from the stockholder under various unsecured demand note agreements with interest at 7% per annum.

                    On June 21, 1996, the stockholder converted $130,555 of the above notes into 341,454 shares of common stock. The remaining amounts outstanding and additional advances from the stockholder during 1996 were combined into a $239,903 unsecured demand note payable. The note bears interest at 7% per annum and requires monthly interest payments of $1,399. In October 1997, the note was amended which provides the Company the option to convert the note into equity at the price of the Company's contemplated initial public offering. The note was payable in full on January 2, 1999.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    During 1997, the Company entered into an agreement with a business consulting firm to provide services through May 31, 1998 in exchange for convertible notes payable totaling $116,000. The convertible notes payable bear interest at a rate of 12% per annum and were payable on January 2, 1999. The notes were convertible into common stock, at the Company's option, at the price of the Company's contemplated initial public offering.

                    In March 1998, the holders of the above convertible notes totaling $355,903 converted the notes into 355,903 shares of common stock at a price of $1.00 per share.

10. STOCK OPTION    In September 1998, the Board of Directors, and on December
    PLAN AND        4, 1998, the stockholders, of the Company approved an
    WARRANTS        amended Equity Compensation Plan, originally adopted in
                    August 1997 (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. Options to purchase up to 2,900,000 shares of the Company's common stock may be granted under the Plan. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than five years. As of December 31, 1999, options to purchase 2,752,195 shares of the Company's common stock are outstanding under the Plan.

                    Of the options granted in 1998, 196,461 were issued at a price below fair market value at date of grant and, accordingly, the Company recognized compensation expense of $106,413 based on the difference between the exercise price and the fair market value at the grant date. No options were issued below fair market value at the date of grant during 1999. In 1999, the Company recognized compensation expense of $40,584 in conjunction with the issuance of options for director services.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    During 1998, the Company granted warrants to purchase 145,000 shares of common stock ranging from $1.00 to $6.98 per share to consultants. The warrants vest immediately and expire at various dates through November 2003. Certain of the consulting agreements are for twelve-month periods and, therefore, the Company recorded an asset of $214,649 that is being amortized over twelve months. In 1999 and 1998, the Company recognized approximately $107,000 and $108,000, of expense in conjunction with the above warrants.

                    During 1999, the Company granted warrants to purchase 227,500 shares of common stock ranging from $3.60 to $4.75 per share to consultants and distributors. The warrants vest immediately and expire at various dates through June 2004. In 1999, the Company recognized approximately $89,000 of expense in conjunction with the above warrants.

                    The disclosures below include options issued by Apexx and Technologic as if such options were issued for the purchase of eSoft's common stock, and are based on the exchange ratio of eSoft's common stock for Apexx's and Technologic's stock options pursuant to the related merger agreements.

                    The Company applies APB 25 in accounting for stock options and stock purchase warrants granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS 123, the Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the following table.

                    YEARS ENDED DECEMBER 31,                        1999               1998
                    ---------------------------------     --------------      -------------
                    Net loss as reported                  $  (10,785,604)   $    (4,240,198)

                    Net loss pro forma                    $  (11,864,223)   $    (4,320,550)

                    Loss per share basic and diluted,
                      as reported                         $        (1.00)   $          (.50)

                    Loss per share basic and diluted,
                      pro forma                           $        (1.10)    $         (.51)


                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    YEARS ENDED DECEMBER 31,                              1999                1998
                    ------------------------                   ---------------     ---------------
                    Dividend yield                                          0%                  0%
                    Expected volatility                              60 TO 70%         6 to 56.75%
                    Risk free interest rates                     4.57 TO 6.04%       4.12 to 6.20%
                    Expected lives in years                    2.18 TO 4 years     1.17 to 5 years


                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    A summary of the status of the Company's stock option plan and warrants granted as of December 31, 1999 and 1998 is presented below:

                                                         Options                     Warrants
                                                ------------------------    ---------------------------
                                                                Weighted
                                                                 Average                    Weighted
                                                                Exercise                    Average
                                                 Shares           Price       Shares     Exercise Price
                                               -----------      --------    ---------    --------------
                    Outstanding,
                      January 1, 1998            1,469,320      $    .46      502,100      $   1.00
                        Granted                  1,533,742          2.59      554,318          3.20
                        Canceled                  (103,658)        (1.40)          --            --
                        Exercised                 (147,372)         (.73)    (295,000)        (1.00)
                                               -----------      --------    ---------      --------
                    Outstanding,
                      December 31, 1998          2,752,032          1.60      761,418          2.61
                        Granted                  1,934,497          4.13    1,633,250          4.48
                        Canceled                  (756,185)        (3.17)          --            --
                        Exercised               (1,178,149)         (.75)  (1,737,066)        (3.68)
                                               -----------      --------    ---------      --------
                    Outstanding
                      December 31, 1999        $ 2,752,195          3.31      657,602      $   4.42
                                               ===========      ========    =========      ========
                    Exercisable
                      December 31, 1999          1,106,579      $   2.05      657,602      $   4.42
                                               ===========      ========    =========      ========
                    Exercisable
                      December 31, 1998          1,361,876      $    .55      761,418      $   2.61
                                               ===========      ========    =========      ========

                                                                                   Options   Warrants
                    ----------------------------------------------------------     -------   --------
                    Weighted average fair value of options
                    and warrants granted during 1998                               $  .76    $   1.20

                    Weighted average fair value of options
                    and warrants granted during 1999                               $ 2.15    $   1.77
                                                                                   ------    --------


                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    The following table summarizes information about exercisable stock options and warrants at December 31, 1999.

                                                 Outstanding                       Exercisable
                                       ------------------------------------- -----------------------
                                                       Weighted
                                                       Average      Weighted               Weighted
                      Range of                        Remaining     Average                Average
                    Exercisable          Number      Contractual   Exercise    Number      Exercise
                      Prices           Outstanding      Life         Price   Exercisable    Price
                    ------------       -----------   -----------  ---------- -----------   ---------
                    OPTIONS:
                    $        .10          168,312        2.92     $    0.10    168,312     $    0.10
                          .24.36           31,396        6.55          0.28     31,396          0.28
                         .40-.50          156,292        4.24          0.49    156,292          0.49
                            1.00          406,724        2.84          1.00    316,204          1.00
                       2.86-2.88           89,500        3.51          2.87     19,375          2.87
                       3.06-4.44        1,786,221        3.38          4.00    372,917          4.01
                       6.50-7.88           72,500        2.99          6.67     39,792          6.55
                     15.69-17.44           41,250        3.90         17.39      2,291         17.39
                    ------------       ----------        ----     ---------  ---------     ---------
                    $  .10-17.44        2,752,195        3.36     $    3.31  1,106,579     $    2.05
                    ============       ==========        ====     =========  =========     =========

                    WARRANTS:

                    $  4.25-4.68          648,977        3.09     $    4.39    648,977     $    4.39
                       5.34-6.98            8,625        3.50          6.98      8,625          6.98
                    ------------       ----------        ----     ---------  ---------     ---------
                    $  1.00-6.98          657,602        3.09     $    4.42    657,602     $    4.42
                    ============       ==========        ====     =========  =========     =========


                    The weighted average grant date fair value of stock options granted is summarized as follows:

                    YEAR ENDED DECEMBER 31,                                       1999         1998
                    -----------------------                                   --------     --------
                    Market value equal to exercise price                      $   2.16     $    .73
                    Market value greater than exercise price                        --          .55
                    Market value less than exercise price                         1.46         1.15
                                                                              ========     ========

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    The weighted average grant date fair value of warrants granted is summarized as follows:

                    YEAR ENDED DECEMBER 31,                                    1999         1998
                    --------------------------------------------------     --------     --------
                    Market value equal to exercise price                   $   2.09     $    .11
                    Market value greater than exercise price                   1.71        --
                    Market value less than exercise price                      2.34         2.24
                                                                           ========     ========


11. RETIREMENT      The Company has a Simple SEP pension plan which includes all
    PLANS           employees who have attained the age of 21 and have been
                    employed by the Company for one year. To be eligible to participate in the plan, the employee must be reasonably expected to receive compensation in the plan year of at least $5,000. The Company matches employee contributions dollar for dollar up to 3% of the employee's gross wages.
                    FOR the years ended December 31, 1999 and 1998, the Company contributed $9,079 and $16,668 , on behalf of employees to the retirement plan. As of September 10, 1999, this plan was discontinued.

                    Effective January 1, 1995, the Company has a 401(k) plan whereby employees, upon attaining 21 years of age, are eligible to contribute up to the maximum percentage of their salary allowable under applicable IRS Code Sections. The Company may make discretionary matching contributions. The Company made matching contributions for the years ended December 31, 1999 and 1998 in the amounts of $14,444 and $11,426. As of May 25, 1999, this plan was discontinued.

12. RELATED PARTY   A director of the Company is also the President, Chief
    TRANSACTIONS    Executive Officer and a director of CANnect Communications,
                    Inc., which is a distributor of the Company's products in Canada. CANnect purchased $47,000 of the Company's products in 1998. There were no such purchases in 1999.

13. BUSINESS        In 1998, the Company adopted SFAS No. 131, "Disclosures
    SEGMENTS        About Segments of an Enterprise and Related Information."

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    During the year ended December 31, 1999, the Company entered into an agreement with a stockholder of the Company, to jointly architect and design certain software applications (Note 2). Currently, the Company's management does not currently track software services as a separate segment, and consequently, it will not report software services as an individual segment below. As the Company's software activities progress, it will begin to develop systems to monitor this segment, and report its results accordingly.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    The following table presents information by geographic area:

                                                                             Long-Lived
                    YEAR ENDED DECEMBER 31, 1999              Revenues(1)      Assets
                    ----------------------------              -----------    ----------
                    United States                             $7,855,000     $1,260,000
                    Latin America                                616,000
                    Other Foreign countries                      609,000             --
                                                              ----------     ----------
                                                              $9,080,000     $1,260,000
                                                              ==========     ==========

                                                                             Long-Lived
                    YEAR ENDED DECEMBER 31, 1998              Revenues(1)      Assets
                    ----------------------------              -----------    ----------
                    United States                             $8,128,000     $1,460,000
                    Foreign countries                          1,482,000             --
                                                              ----------     ----------
                                                              $9,610,000     $1,460,000
                                                              ==========     ==========

                    (1) Revenues are attributed to countries based on location of customer.

                    During 1998, product sales revenues generated by two domestic customers represented $2,162,000 of the Company's total sales. At December 31, 1998, accounts receivable from these customers was $1,770,000.

                    During 1999, there were no product/revenue sales generated by domestic customers that represented more than 10% of the Company's total revenues. During 1999, service revenues generated by one related party customer of $1,650,000 (Note
                    2) represented 18% of total revenues. At December 31, 1999, accounts receivable from this customer was $912,500.

                    During the fourth quarter of 1999, the Company wrote-off a receivable balance to bad debt expense of $1,635,000 from a distributor. The Company does not anticipate any significant write-offs of other accounts receivable at this time.

                                                                 ESOFT, INC. AND
                                                                    SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUBSEQUENT      On February 22, 2000, the Company signed a master software
    EVENT           license and service agreement with a computer
                    manufacturer/seller. Monthly license and managed services fees will be paid to the Company on a quarterly basis.

                    A binding letter of intent between the Company and the computer manufacturer/seller regarding a Common Stock and Warrant Purchase Agreement, was signed February 22, 2000 for the investment of $25,000,000 by the computer manufacturer/seller, in exchange for common stock to be issued at a 6.5% discount to the five consecutive trading day average of the common stock ending on the second trading day prior to the date of execution of the letter of intent. The payment of the purchase price will be made in two equal installments, with 50% paid ninety days after closing. Warrants to purchase 600,000 shares of common stock at the same purchase price of the common shares will be issued at closing, vesting in accordance with performance milestones as indicated in the agreement.