Form 10QSB
period 2000-03-31
ESOFT INC
filed 2000-05-15
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Period Ended                  March 31, 2000
                -------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                    to
                              -----------------------------------------------

Commission File Number                          00-23527
                      -------------------------------------------------------

                                   eSoft, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               84-0938960
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)


295 Interlocken Boulevard  #500                Broomfield,  CO            80021
-------------------------------                --------------------------------


                                 (303) 444-1600
             ------------------------------------------------------


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

The number of shares outstanding of the Registrant's $0.01 par value common stock on May 1, 2000 was 16,054,594.

                          eSoft, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                          Page
                                                                                        ----
            Item 1.  Consolidated Financial Statements                                  3 - 13

            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                          14 - 19


PART II  OTHER INFORMATION                                                              20 - 24


PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                          eSoft, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,         MARCH 31,
                                                                                       1999                 2000
                                                                                   ------------         ------------
                                                                                                         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $  8,576,055         $  6,340,614
     Accounts receivable:
          Trade, less allowance of $310,453 and $225,615 for doubtful
           accounts                                                                   1,454,471            1,962,420
          Trade, related party                                                          912,500            1,756,500
     Inventories                                                                        672,691              618,583
     Prepaid expenses and other                                                         158,261              352,519
                                                                                   ------------         ------------
           Total current assets                                                      11,773,978           11,030,636
                                                                                   ------------         ------------

PROPERTY AND EQUIPMENT
     Computer equipment                                                                 718,122              815,930
     Furniture and equipment                                                            326,092              356,300
     Leasehold Improvements                                                             176,314              175,915
     Less accumulated depreciation                                                     (660,904)            (722,813)
                                                                                   ------------         ------------
         Net property and equipment                                                     559,624              625,332
                                                                                   ------------         ------------

OTHER ASSETS
     Capitalized software costs, net of accumulated amortization                        702,417              403,417
     Deferred financing costs                                                           283,215              253,191
     Other assets                                                                        39,557                    -
                                                                                   ------------         ------------
           Total other assets                                                         1,025,189              656,608
                                                                                   ------------         ------------
TOTAL ASSETS                                                                       $ 13,358,791         $ 12,312,576
                                                                                   ============         ============


    The accompanying notes are an integral part of the consolidated financial statements.

                          eSoft, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,          MARCH 31,
                                                                    1999                 2000
                                                                ------------         ------------
                                                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                           $    831,496         $  1,067,319
     Deferred revenue                                                289,590              432,496
     Customer deposits                                                     -               31,718
     Accrued expenses:
          Payroll and payroll taxes                                  185,983              233,590
          Other                                                      454,815              513,175
                                                                ------------         ------------
          Total current liabilities                                1,761,884            2,278,298

LONG TERM LIABILITIES
          Convertible debenture                                    1,198,254            1,279,764
                                                                ------------         ------------
          Total liabilities                                        2,960,138            3,558,062
                                                                ------------         ------------

STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share;
      authorized 50,000,000 shares; 14,289,075 and
      14,520,840 issued and outstanding December 31,
      1999 and March 31, 2000                                        142,890              145,208
     Additional paid-in capital                                   24,999,820           25,229,051
     Notes receivable                                                (39,704)              (9,907)
     Accumulated deficit                                         (14,704,353)         (16,609,838)
                                                                ------------         ------------
         Total stockholders' equity                               10,398,653            8,754,514
                                                                ------------         ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                        $ 13,358,791         $ 12,312,576
                                                                ============         ============


    The accompanying notes are an integral part of the consolidated financial statements.

                          eSoft, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              1999                 2000
                                                          ------------         ------------
REVENUES:
  Product                                                 $  1,721,917         $  2,203,801
  Services                                                           -              919,000
                                                          ------------         ------------
    Total revenues                                           1,721,917            3,122,801
                                                          ------------         ------------

COST OF GOODS SOLD:
  Product                                                      884,610            1,151,488
  Services                                                           -              101,384
                                                          ------------         ------------
    Total cost of goods sold                                   884,610            1,252,872
                                                          ------------         ------------

GROSS PROFIT                                                   837,307            1,869,929
                                                          ------------         ------------

OPERATING EXPENSES:
  Sales and marketing expense                                2,459,303            1,555,007
  General and administrative expense                         1,544,080            1,130,053
  Engineering expense                                          291,717              555,005
  Software amortization costs                                   41,827              299,000
  Research and development                                     207,094              202,572
                                                          ------------         ------------
                                                             4,544,021            3,741,637
                                                          ------------         ------------
Loss from operations                                        (3,706,714)          (1,871,708)
                                                          ------------         ------------

OTHER INCOME (EXPENSE):
  Other income                                                   3,552                    -
  Realized gain(loss) on sale of investments                   146,317                    -
  Unrealized gain(loss) on investments                        (183,189)                   -
  Interest income                                               24,948              103,007
  Interest expense                                              (8,945)            (136,784)
                                                          ------------         ------------
                                                               (17,317)             (33,777)
                                                          ------------         ------------
NET LOSS                                                  $ (3,724,031)        $ (1,905,485)
                                                          ============         ============
BASIC AND DILUTED LOSS PER
      COMMON SHARE                                        $       (.38)        $       (.13)
                                                          ============         ============

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING                                   9,841,845           14,306,065
                                                          ============         ============


    The accompanying notes are an integral part of the consolidated financial statements.

                          eSoft, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    COMMON STOCK          ADDITIONAL                                      TOTAL
                                                                            PAID-IN       NOTES       ACCUMULATED     STOCKHOLDERS'
                                               SHARES       AMOUNT          CAPITAL     RECEIVABLE      DEFICIT          EQUITY
                                             --------------------------------------------------------------------------------------
BALANCE, January 1, 2000                     14,289,075   $    142,890   $ 24,999,820  $  (39,704)   $(14,704,353)  $ 10,398,653

Exercise of warrants and options                231,017          2,310        184,592           -               -        186,902
Issuance of common stock for compensation           748              8         19,639           -               -         19,647
Collection of notes receivable for
exercise of options and warrants                      -              -              -      29,797               -         29,797

Issuance of compensatory options                      -              -         25,000           -               -         25,000

Net loss for the three months ended
 March 31, 2000                                       -              -              -           -      (1,905,485)    (1,905,485)
                                             ----------   ------------   ------------  ----------    ------------   ------------

BALANCE, March 31, 2000                      14,520,840   $    145,208   $ 25,229,051  $   (9,907)   $(16,609,838)  $  8,754,514
                                             ==========   ============   ============  ==========    ============   ============


    The accompanying notes are an integral part of the consolidated financial statements.

                          eSoft, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  1999                 2000
                                                                                ---------            --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss from operations                                                    $(3,724,031)        $(1,905,485)
  Adjustments to reconcile net loss to net cash used in operating
  activities:                                                                      84,385             360,909
      Depreciation & software amortization
      Loss on sale of assets                                                       10,536                   -
      Provision for losses on accounts receivable                                  67,211              62,696
      Amortization of discount on investments                                      (8,459)                  -
      Amortization of debt discounts and financing costs                                -             111,534
      Amortization of warrant valuation granted for prepaid
              Consulting                                                           52,469                   -
      Issuance of compensatory options                                              8,911              25,000
      Issuance of common stock for bonuses                                              -              19,647
      Proceeds from sale of trading securities                                     36,872                   -
      Realized loss from sale of trading securities                               146,317                   -

  Changes in operating assets and liabilities:
      Accounts receivable - trade                                                 171,958            (570,645)
      Accounts receivable - related party                                               -            (844,000)
      Inventories                                                                 337,523              54,108
      Prepaid expenses                                                            (81,305)           (184,427)
      Other assets                                                                (24,830)             29,726
      Accounts payable                                                            659,151             235,823
      Customer deposits                                                                 -              31,718
      Accrued expenses                                                           (175,718)            105,967
      Deferred revenue                                                             84,257             142,906
                                                                                ---------            --------
Net cash used in operating activities                                          (2,354,753)         (2,324,523)
                                                                                ---------            --------

INVESTING ACTIVITIES
      Proceeds from sale of investments                                         2,000,000                   -
      Purchase of property and equipment                                          (53,428)           (127,617)
      Deposits on leased facilities                                                85,000                   -
      Additions to capitalized software                                            (2,650)                  -
                                                                                ---------            --------
Net cash provided by (used in)  investing activities                            2,028,922            (127,617)
                                                                                ---------            --------


    The accompanying notes are an integral part of the consolidated financial statements.

                          eSoft, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  1999                2000
                                                                              -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from stock subscription receivable                                       -              29,797
      Proceeds from line of credit, net                                           165,000                   -
      Payments on short term debt                                                 (13,722)                  -
      Proceeds from short term debt                                               117,794                   -
      Re-payment on margin loan on investments                                    (39,544)                  -
      Proceeds from exercise of options and warrants
        and sale of Stock                                                         351,956             186,902
                                                                              -----------         -----------
  Net cash provided by financing activities                                       581,484             216,699
                                                                              -----------         -----------

INCREASE (DECREASE) IN CASH                                                       255,653          (2,235,441)

CASH: BEGINNING OF PERIOD                                                         732,384           8,576,055
                                                                              -----------         -----------

CASH: END OF PERIOD                                                           $   988,037         $ 6,340.614
                                                                              ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS AND
NON-CASH FINANCING ACTIVITIES

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                   $     4,674         $    25,000
                                                                              ===========         ===========
NON-CASH FINANCING ACTIVITIES:
   Common stock issued for subscriptions receivable                           $   193,947                   -
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The consolidated interim financial statements include the accounts of eSoft, Inc. and its two wholly-owned subsidiaries, Apexx Technology, Inc. ("Apexx") and Technologic, Inc. ("Technologic"), (collectively "eSoft" or the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company follows the same accounting policies in preparation of interim reports.

     The consolidated financial statements of the Company for the three months ended March 31, 1999 have been restated to give retroactive effect to the mergers with Apexx on May 25, 1999 and Technologic on September 10, 1999, which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated statement of stockholders' equity reflect the accounts of eSoft as if the additional common stock issued in connection with the mergers had been issued for all periods presented. It is further suggested that these consolidated financial statements be read in conjunction with the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K and 8-K/A for Apexx was filed with the Securities & Exchange Commission on August 9, 1999 and for Technologic on September 27, 1999, and
     November 17, 1999, respectively.

     Results of operations for the interim periods are not necessarily indicative of annual results.

2.   Business Acquisitions

          Effective May 25, 1999, the Company completed the merger (the "Merger") with Apexx located in Boise, Idaho, which provided for the exchange of all of the outstanding stock of Apexx for 1,591,365 shares of eSoft common stock and for the conversion of all Apexx stock
                          eSoft, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     options into eSoft stock options to acquire 1,356,003 shares of eSoft common stock. The Merger has been accounted for as a pooling of interests.

          Effective September 10, 1999, the Company completed the merger (the "Merger") with Technologic located in Norcross, Georgia, which provided for the exchange of all of the outstanding stock of Technologic for 1,244,436 shares of eSoft common stock and for the conversion of all Technologic stock options into eSoft stock options to acquire 180,555 shares of eSoft common stock. The Company also issued 75,000 shares of the Company's common stock to the investment bankers of Technologic in connection with the merger. The Merger has been accounted for as a pooling of interests. Merger costs of about $725,000 in relation to this merger were expensed during the third quarter, which include bankers fees, audit fees, legal fees, and printing fees.

     POOLING COMPANY            NATURE OF OPERATIONS               MERGER DATE
     Apexx Technology, Inc.     Internet connectivity solutions    May 25, 1999
     Technologic, Inc.          Internet connectivity solutions    September 10, 1999

     Revenue, net loss and net loss per common share of eSoft, as previously reported and combining Apexx and Technologic as consolidated for the periods presented are as follows:

     REVENUE:
     Three Months Ended March 31,                                  1999
     eSoft, as previously reported                              $   553,067
     Apexx                                                          610,041
     Technologic                                                    558,809
                                                                -----------
     eSoft, consolidated, as restated                           $ 1,721,917
                                                                ===========
     NET LOSS:
     Three Months Ended March 31,                                  1999

     eSoft, as previously reported                              $(2,729,323)
     Apexx                                                         (757,823)
     Technologic                                                   (236,885)
                                                                -----------
     eSoft, consolidated, as restated                           $(3,724,031)
                                                                ===========


                          eSoft, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     NET LOSS PER COMMON SHARE:
     Three Months Ended March 31,                                  1999
     As previously reported:
        Basic and diluted                                       $ (0.39)

     Consolidated, as restated:
        Basic and diluted                                       $ (0.38)


3.   Trade Receivables

     The following information summarizes accounts receivable:

                                                                DECEMBER 31,        MARCH 31,
                                                                    1999              2000
                                                                ------------        ---------
               Accounts Receivable                                1,764,924           2,188,035
               Allowance for doubtful accounts                     (310,453)           (225,615)
                                                                -----------         -----------
                                                                $ 1,454,471         $ 1,962,420
                                                                ===========         ===========


          The Company did not have any customers which accounted for 10% or more of the sales through the three months ending March 31, 2000. International sales represented approximately 26% of revenue for the three months ending March 31, 2000.

          The Company with regard to its foreign sales does not take the risk of foreign currency fluctuation. All sales are designated as payment in US denominated funds at the time of sale.

4.   Trade Receivable-Related Party related

          During 1999, the Company has entered into an agreement with a stockholder of the Company, to jointly architect and design certain software applications. The agreement grants the stockholder of the Company the right to use or sell the stockholder's products, which include the Company's software, as well as the right to modify the software and related products. The Company has recognized revenue of $2,450,000 to date in accordance with the percentage of completion method of which $1,756,500 is due to the Company at March 31, 2000. Subsequent to March 31, 2000, $587,500 of the balance has been received.

5.   Subscription Receivable

     The Company issued promissory notes receivable in the amount of $76,000 to employees during June 1999. The notes are due in June 2001 with annual interest at the rate of 5.75% due upon maturity and are secured by the shares of common stock being issued. The notes become due and payable upon termination of employment. At March 31, 2000, $1,845 of interest receivable has been recognized and $67,938 has been paid on these notes receivable.

                          eSoft, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   Convertible debenture

          In September 1999, the Company issued $2,000,000 of unsecured 5% Convertible Debentures issued at a 2.5% discount, due June 10, 2002 ("Debentures") and stock purchase warrants ("warrants") with a right to purchase an aggregate of 511,182 shares of common stock, par value $.01 per share, at an exercise price of $4.4994, The principal amount of the Debenture is convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. The Company has the ability, under certain circumstances, to obligate the investor to convert the debentures into common stock and to exercise the warrants. The investor has the option to purchase an additional $3 million of debentures, together with warrants to purchase shares of common stock of the Company equal to the quotient obtained by dividing $3 million by the conversion price for the debentures with an exercise price of 115% of the debenture conversion price. The additional $3 million of debentures would be convertible at the lower of (i) the Company's then current market price or (ii) $5.50, but in no event less than $3.9125 per share. The debentures are manditorily convertible if the average per share market value over thirty consecutive trading days exceed 200% of the exercise price of the warrants. The Black Scholes value of the warrants issued, of $846,607 plus an initial discount of $50,000 related to the aforementioned 2.5% discount, for a total of $896,607, was recorded as an original issue discount and is being amortized over the term of the debentures and recorded as non-cash interest expense. At March 31, 2000, the balance of the unamortized original issue discount was $720,236. The balance of the Convertible Debentures at March 31, 2000 of $1,279,764, represents the original face value of the remaining outstanding debentures, of $2,000,000 less the balance of the unamortized discount, of $720,236.

7.   Net Loss per Share

          Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

          Options and warrants to purchase 3,001,162 and 3,351,556 shares of common stock and notes convertible into 0 and 511,182 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending
     March 31, 1999 and 2000, respectively.

8.   Subsequent event

          On April 26, 2000, eSoft entered into a Common Stock and Warrant Purchase and Investor Rights Agreement with Gateway Companies, Inc. for the investment of $25,000,000 in exchange for 1,281,592 shares of common stock, calculated at $19.507 per share. Should an underwritten public offering occur within nine months of the closing, the number of shares would be adjusted in accordance with the agreement to a 6.5% discount to the public offering price. The payment of the purchase price is to be made in two equal
                          eSoft, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     installments, with 50% paid at closing (April 26, 2000), and 50% paid ninety days after the closing. Warrants to purchase 600,000 shares of common stock at the same purchase price were also issued at the closing, vesting in accordance with performance milestones as indicated in the agreement.

                           FORWARD-LOOKING STATEMENTS

          Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ("The ACT") and
     Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, possible delays in the marketing strategy or efforts of eSoft's strategic partners, or delays in eSoft's shift to a subscription based model of product delivery, each of which could have an immediate and material adverse effect by placing eSoft behind its competitors. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

          Our software solutions target small-to-medium sized businesses (SMB) that typically have between ten and two hundred desktop computers connected to a local area network, or LAN. The availability of low cost, high speed bandwidth, through technologies such as cable modems and digital subscriber line or DSL is driving small-to-medium sized business demand for full time Internet access across their LANs. The SMB segment comprises the largest portion of the installed local area networks and these businesses increasingly recognize the importance of the Internet to grow their business and improve productivity. Internet penetration has been estimated to increase from

     54.9% of small business PC owners in 1998 to 68.5% in 2002. The number of small businesses online is expected to increase from 3.2 million in 1998 to
     4.6 million in 2002.

          Our products enable small-to-medium sized businesses to establish and enhance their Web presence and conduct business and electronic commerce on the Internet. Most of the end users of our products are relatively price sensitive, and most have limited in-house technical expertise. eSoft's products are designed to provide cost-effective Internet connectivity solutions that are easy to install and maintain by the end user's existing personnel. Our TEAM Internet product is a complete, stand-alone plug-and-play Internet connectivity solution that can be installed and maintained by non-technical personnel at a fraction of the cost of a traditional solution. Our products can provide all of the users on a LAN with a shared dedicated Internet connection, which allows our customers to achieve both expense and productivity improvements when compared to traditional single user dial-up access. In addition, our Linux-based Internet connectivity software solutions allow our customers to access the Internet in a reliable, secure and flexible manner. Our software products are built using modular architecture, allowing scalability to fit the customers' growing needs. The ability to easily add additional Internet appliances and application services provides an evolution path that allows customers to develop their network services and its architecture according to their needs without a high upfront investment. Our Internet applications facilitate the migration from limited, dial-up analog modems to an economical, feature-rich, easy-to-use Internet communications device.

          In addition to our core services, we currently offer managed services including firewall management, virtual private network management, URL screening, web filtering, spam filtering and content filtering. Managed services provide flexibility in meeting the needs of small to medium-sized businesses during each stage of their development. We design our managed services offerings to allow smaller businesses to outsource the infrastructure and services necessary to support the use of these applications. Our remote management of these services allows our clients to focus on their core competencies. In the future, we intend to add LAN management and database backup to our managed services.

          eSoft has been expanding its customer base through software licensing to major hardware manufacturers (OEMs). In the past, eSoft has relied primarily on its own sales force, and value added resellers signed up by our sales force, to sell and distribute our products. During 1999, we launched our redphish(TM) program. redphish combines licensing of our software with professional engineering services in order to create highly specialized or customized offerings for hardware manufacturers and broadband service providers to integrate into their own offerings. This allows us to leverage our expertise in software development and delivery, along with our partners' expertise in hardware design, manufacturing and distribution. We believe that the redphish program is highly complementary to our Internet Server products activities, as it greatly improves our distribution capabilities and helps to drive product requirements, and that it enables us to gain time to market advantages in developing new software features, as well as building out our distribution network. The product architecture roadmap has a modular design that utilizes an Internet gateway providing small and medium-sized businesses with basic Internet connectivity and e-mail capabilities. The architecture provides for modular applications that provide functions such as web server, firewall, enhanced e-mail, virtual private networks and web screening. This architecture is designed to enable us to quickly create a bundled offering specific to third party manufacturer's requirements.

          Our redphish program provides a vehicle through which major hardware manufacturers can deliver customized Internet connectivity and "edge-of-network" solutions to their small and medium-sized customers. Delivered initially as a basic Internet connectivity solution, this platform can later serve as a foundation for additional products and services, such as enhanced e-mail, virtual private networking, and business-to-business applications. Our program is based on revenue sharing, which provides incentive at every point of the distribution chain. In 1999, we signed our first two redphish partners, Intel Corporation and Hewlett-Packard Corporation. Both companies plan to distribute eSoft licensed software beginning in the year 2000. In early 2000, we added Compaq Corporation and Gateway, Inc. to our list of redphish partners. Our strategy is to continue to aggressively develop additional redphish licensing partnerships with key hardware and service providers.

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

          Widespread availability of broadband Internet access is a global phenomenon. We plan to continue to expand our direct presence in key non-US markets. During 1999, we established an office in Singapore and during early 2000, we established an office in the United Kingdom. We also expect to establish a local presence in Japan, Korea, and other key European and Asian locations.

          The Company expects to use outside financing for the continued company wide expansion. Additional employees in sales, marketing, engineering, and operations will be hired in connection with increased market penetration. With the current increase in headquarters staff, the Company leased additional space in early 2000. With the aggressive market expansion, the Company anticipates consuming working capital to meet this continued growth curve for the near term. As a result of expenses incurred in support of the expansion, the Company anticipates future losses. The Company expects to turn profitable in 2001 through the increase in sales and related margins, while keeping operating expenses fairly constant.

                         LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash position on March 31, 2000 was $6,341,000 a decrease of $2,235,000 from year end primarily due to funding operating losses. The Company's working capital at March 31, 2000 was $8,752,000 a decrease of $1,260,000 from December 31, 1999. Management anticipates continuing losses in support of the growth initiatives and, thus expects continued negative cash flow. The Company is increasing efforts to reduce the present accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce the days sales outstanding. The Company has analyzed its accounts receivable and adjusted its allowance for doubtful accounts to $226,000 at March 31, 2000. Accounts receivable, related party relate to software development fees and licensing fees, which are recognized in accordance with guidelines noted in Statements of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 81-1, "Accounting for Performance of Construction - Type and Certain Production-Type Contracts". The Company has expended $128,000 in capital expenditures, mainly attributable to additional computers purchased for new employees, and a videoconferencing system intended to enhance communications among the offices. Management believes that its current cash position, the anticipated cash receipts from receivables, and available sources of additional capital will be sufficient to meet its working capital needs for the foreseeable future.

     Subsequent event

          On April 26, 2000, eSoft entered into a Common Stock and Warrant Purchase and Investors Rights Agreement with Gateway Companies, Inc. for the investment of $25,000,000 in exchange for 1,281,592 shares of common stock, calculated at $19.507 per share. Should an underwritten public offering occur within nine months of the closing, the number of shares would be adjusted in accordance with the agreement to a 6.5% discount to the public offering price. The payment of the purchase price is to be made in two equal installments, with 50% paid at closing (April 26, 2000), and 50% paid ninety days after the closing. Warrants to purchase 600,000 shares of common stock at the same purchase price were also issued at the closing, vesting in accordance with performance milestones as indicated in the agreement.

       CASH FLOW

          Net cash used in operating activities for the three months ended March 31, 2000 was $2,325,000 compared with $2,355,000 for the three months ended March 31, 1999, a decrease of $30,000. The Company's net loss at March 31, 2000 was ($1,905,000), a decrease of $1,819,000 from March 31, 1999. This decrease in net loss was primarily the result of the intensive marketing campaign done in 1999 regarding the rebranding of the IPAD products. There were also merger related costs incurred during 1999 for legal, accounting, banking, and consulting fees. The increase in accounts receivable of $1,415,000, mainly related to software development and licensing, also contributed to the use of operating funds. Other items impacting the cash used in operating activities were adjustments of $361,000 for depreciation and amortization and $112,000 for amortization of debt discounts and financing costs. In addition, accounts payable increased $236,000, accrued expenses increased $106,000, customer deposits increased 32,000, and deferred revenue increased $143,000.

          Net cash used in investing activities for the three months ended March 31, 2000 was $128,000 compared with $2,029,000 provided by investing activities for the three months ended March 31, 1999. The decrease in cash of $2,157,000 for the 2000 period compared to the 1999 period was primarily due to $2,000,000 of investments maturing during the 1999. In addition, purchases of property and equipment increased about $75,000 due to expansion of facilities for increased headcount. The Company employed over 100 people at March 31, 2000.

          Net cash provided by financing activities for the three months ended March 31, 2000 was $217,000 compared with $581,000 for the three months ended March 31, 1999. The decrease of $364,000 for the 2000 period compared to the 1999 period was primarily due to a decrease of proceeds from exercise of options and warrants of $165,000. In addition, net proceeds from debt decreased $229,000.

           RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2000
                COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

          Quarterly revenues totaled $3,123,000, of which $2,204,000 was related to product and $919,000 was related to services, versus revenue of $1,722,000 for the comparable quarter in 1999, all of which was related to product. In total, revenue increased $1,401,000 or 81% over the comparable quarter in 1999. Product sales increased 28% for the three months ending March 31, 2000 compared to the three months ending March 31, 1999. The increase is partly due to the addition of sales people towards the end of 1999 in the international markets of Europe, Latin America and the Asia Pacific. International sales accounted for 26% of product revenue in 2000. The services revenue was generated from engineering fees for development of software and related licensing fees in connection with agreements with Intel, Inc., and Compaq.

          Gross profit margin in the current quarter was $1,870,000, which is 60% of revenue compared to $837,000, which is 49% of revenue for the three months ended March 31, 1999. The increase is partially due to $919,000 of software revenue included in the quarter ending March 31, 2000, with related cost of goods of $101,000, and a gross margin of 89%. The product gross margin for the current quarter was 48%, compared to 49% for the quarter ended March 31, 1999. The decrease is a result of sales promotions such as discounts of fifty percent being given to new customers or customers who purchased two of the same product, which were not done in 1999.

          Operating expenses decreased $802,000 or 18% from $4,544,000 for the quarter ending March 31, 1999 to $3,742,000 for the quarter ending March 31, 2000. Sales and marketing expenses decreased $904,000 from $2,459,000 in 1999 to $1,555,000 in 2000. In 1999 an extensive marketing campaign was launched with Apexx Technology for the rebranding of the products in connection with the merger. Adding to the decrease was the careful monitoring of how marketing dollars are best put to use. Offsetting the decrease was the cost of additional sales people hired to expand sales efforts domestically and internationally. General and administrative expenses decreased $414,000 from $1,544,000 in 1999 compared to $1,130,000 for the current quarter. This decrease can be attributed to the costs relating to the Apexx merger in 1999, which include filing fees, audit fees, legal fees, and printing fees that did not recur in 2000. There were also about $300,000 in banking and consulting fees related to the merger in the first quarter of 1999, which did not recur in 2000. Engineering expenses increased $263,000 from $292,000 in 1999 to $555,000 in 2000. This increase was related to six additional engineers hired in response to the demand for software development under the redphish division and increased travel in relation to these projects as well. Engineering expenses also increased due to technical support services being contracted out for the european operations, additional employees being eligible for bonuses, and the exercises of options taking place. The Company will continue to closely monitor the operating expenses. Amortized software development costs total $299,000 for the current quarter, compared to $42,000 in the first quarter of 1999. This increase is associated with the life of the software being reevaluated and amortization being accelerated for certain older versions of software.

          Interest expense increased $128,000 in the three months ended March 31, 2000 from $9,000 in 1999 to $137,000 in 2000. The additional interest is due to the interest and discount amortization on the convertible subordinated debentures and amortization of deferred offering costs. Interest income increased $78,000 in the quarter in relation to additional cash on hand related to equity investments and the exercise of warrants and options in the fourth quarter of 1999.

          Net loss was ($1,905,000) for the three months ended March 31, 2000, compared to ($3,724,000) for the same period in 1999, a decrease in the loss of ($1,819,000) over the same period. The net losses and associated decrease in the net loss is a result of increased operating expenses necessary to support its current business strategy, which is offset by increased revenues. Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and market penetration.

Income Taxes

          At March 31, 2000, a valuation allowance of 100% of the deferred tax asset has been recorded, as management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized. The Company's operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Year 2000 Compliance

          To date, the Company has not experienced any material problems resulting from the year 2000 issue, nor has it experienced any problems from its suppliers or customers related to the year 2000 issue. eSoft believes that as a result of the completed conversions to new hardware and software, the year 2000 issue has been mitigated.

Impact of Recently Issued Accounting Standards

     None.

     PART II - OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS

                  The Company is not currently involved in any litigation other than routine litigation arising in the ordinary course of business that, if determined adversely, is not reasonably likely to have a material adverse effect on the Company.

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

     Date:  May 15, 2000                     /s/ Jeffrey Finn
            ------------                    -----------------
                                            Jeffrey Finn
                                            President, Chief Operating Officer

     Date:  May 15, 2000                    /s/ Amy Beth Hansman
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
