Form 10QSB
period 2000-06-30
ESOFT INC
filed 2000-08-14
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 00-23527


                                   eSoft, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                         84-0938960
---------------------------------                       ------------------------
  (State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)


                         295 Interlocken Boulevard, #500
                              Broomfield, CO 80021
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (303) 444-1600
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)


 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

The number of shares outstanding of the Registrant's $0.01 par value common stock on July 31, 2000 was 16,060,508.

                          eSOFT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                    Page
                                                                                  ----
         Item 1.  Consolidated Financial Statements                              3 - 14

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     15 - 26


PART II  OTHER INFORMATION                                                      27 - 30


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          eSOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         December 31,            June 30,
                                                                             1999                  2000
                                                                         ------------          ------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $  8,576,055          $ 16,756,825
     Accounts receivable:
          Trade, less allowance of $310,453 and $324,616 for
            doubtful accounts                                               1,454,471             2,247,165
          Other                                                               912,500             1,449,500
     Inventories                                                              672,691               335,500
     Prepaid expenses and other                                               158,261               372,198
                                                                         ------------          ------------
           Total current assets                                            11,773,978            21,161,188
                                                                         ------------          ------------
PROPERTY AND EQUIPMENT
     Computer equipment                                                       718,122               926,547
     Furniture and equipment                                                  326,092               389,066
     Automobile                                                                    --                17,000
     Leasehold improvements                                                   176,314               189,034
     Less accumulated depreciation                                           (660,904)             (806,876)
                                                                         ------------          ------------
           Net property and equipment                                         559,624               714,771
                                                                         ------------          ------------
OTHER ASSETS
     Capitalized software costs, net of accumulated amortization              702,417               271,024
     Deferred financing costs                                                 283,215               224,708
     Other assets                                                              39,557                    --
                                                                         ------------          ------------
           Total other assets                                               1,025,189               495,732
                                                                         ------------          ------------
TOTAL ASSETS                                                             $ 13,358,791          $ 22,371,691
                                                                         ============          ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          eSOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             December 31,            June 30,
                                                                1999                   2000
                                                             ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $    831,496          $    743,568
     Deferred revenue                                             289,590               668,218
     Accrued expenses:
          Payroll and payroll taxes                               185,983               247,376
          Other                                                   454,815               501,870
                                                             ------------          ------------
             Total current liabilities                          1,761,884             2,161,032

LONG TERM LIABILITIES
     Convertible debenture                                      1,198,254             1,361,507
                                                             ------------          ------------
             Total liabilities                                  2,960,138             3,522,539
                                                             ------------          ------------
STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share;
       Authorized 100,000,000 shares; 14,289,075 and
       16,056,708 issued and outstanding December
       31, 1999 and June 30, 2000, respectively                   142,890               160,567
     Additional paid-in capital                                24,999,820            50,565,661
     Subscriptions receivable                                     (39,704)          (12,508,987)
     Accumulated deficit                                      (14,704,353)          (19,368,089)
                                                             ------------          ------------
             Total stockholders' equity                        10,398,653            18,849,152
                                                             ------------          ------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                     $ 13,358,791          $ 22,371,691
                                                             ============          ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          eSOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE SIX MONTHS ENDED                   FOR THE THREE MONTHS ENDED
                                                         JUNE 30,                                    JUNE 30,
                                               1999                  2000                  1999                  2000
                                           ------------          ------------          ------------          ------------
REVENUES:
  Product                                  $  3,576,551          $  4,494,903          $  1,854,634          $  2,291,102
  Services                                      230,286             1,236,000               230,286               317,000
                                           ------------          ------------          ------------          ------------
    Total revenues                            3,806,837             5,730,903             2,084,920             2,608,102
                                           ------------          ------------          ------------          ------------
COST OF GOODS SOLD:
  Product                                     1,902,692             2,391,857             1,018,082             1,240,369
  Services                                           --               165,502                    --                64,118
                                           ------------          ------------          ------------          ------------
    Total cost of goods sold                  1,902,692             2,557,359             1,018,082             1,304,487

GROSS PROFIT                                  1,904,145             3,173,544             1,066,838             1,303,615
                                           ------------          ------------          ------------          ------------
EXPENSES:
  Sales and marketing expense                 3,802,828             3,685,100             1,343,525             2,130,093
  General & administrative expense            3,486,911             2,249,184             1,942,831             1,119,131
  Engineering expense                           715,089             1,023,017               423,372               468,012
  Software amortization costs                    83,652               431,393                41,826               132,393
  Research and development expense              355,710               481,465               148,616               278,893
                                           ------------          ------------          ------------          ------------
     Total Expenses                           8,444,190             7,870,159             3,900,170             4,128,522
                                           ------------          ------------          ------------          ------------
Loss from operations                         (6,540,045)           (4,696,615)           (2,833,332)           (2,824,907)
                                           ------------          ------------          ------------          ------------
OTHER INCOME (EXPENSE):
  Realized gain(loss) on sale                   292,634                    --               146,317                    --
  Unrealized gain(loss)                        (183,189)                   --                    --                    --
  Interest income                                34,130               305,643                 9,182               202,636
  Interest expense                              (59,990)             (272,764)              (51,045)             (135,980)
  Other                                         (84,433)                   --               (87,985)                   --
                                           ------------          ------------          ------------          ------------
     Total Other Income (Expense)                  (848)               32,879                16,469                66,656
                                           ------------          ------------          ------------          ------------
NET LOSS                                   $ (6,540,893)         $ (4,663,736)         $ (2,816,863)         $ (2,758,251)
                                           ============          ============          ============          ============
BASIC AND DILUTED LOSS PER
  COMMON SHARE                             $       (.65)         $       (.31)         ($       .27)         $       (.18)
                                           ============          ============          ============          ============
BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING                   10,074,001            15,020,743            10,303,605            15,606,309
                                           ============          ============          ============          ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          eSOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                               Common Stock         Additional                                         Total
                                          ----------------------      Paid-in      Subscriptions    Accumulated      Stockholders'
                                            Shares       Amount       Capital       Receivable        Deficit           Equity
                                          ----------    --------    -----------    ------------     ------------     ------------
BALANCE January 1, 2000                   14,289,075    $142,890    $24,999,820    $    (39,704)    $(14,704,353)    $ 10,398,653
Exercise of warrants and options             483,230       4,833        540,197              --               --          545,030
Issuance of common stock for bonus             2,812          28         38,460              --               --           38,488
Collection of notes receivable for
  exercise of options and warrants                --          --             --          30,717               --           30,717
Issuance of common stock pursuant
  to private placement                       640,796       6,408     12,493,592              --               --       12,500,000
Issuance of notes receivable for
  common stock                               640,795       6,408     12,493,592     (12,500,000)              --               --
Net loss for the six months
  ended June 30, 2000                             --          --             --              --       (4,663,736)      (4,663,736)
                                          ----------    --------    -----------    ------------     ------------     ------------
BALANCE June 30, 2000                     16,056,708    $160,567    $50,565,661    $(12,508,987)    $(19,368,089)    $ 18,849,152
                                          ==========    ========    ===========    ============     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          eSOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    1999                  2000
                                                                 -----------          -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss from operations                                       $(6,540,893)         $(4,663,736)
  Adjustments to reconcile net loss to net
  cash used in operating activities
      Depreciation & software amortization                           133,094              577,365
      Provision for losses on accounts receivable                     21,211               14,163
      Amortization of discount on investments                         (8,459)                  --
      Amortization of debt discounts and financing costs             123,870              221,760
      Amortization of warrant valuation granted
         for prepaid consulting                                      101,767                   --
      Issuance of compensatory options                                29,953                   --
      Issuance of common stock for bonuses                                --               38,488
      Proceeds from sale of securities available for sale             36,872                   --
      Realized loss from sale of securities available for sale       146,317                   --

  Changes in operating assets and liabilities:
      Accounts receivable - trade                                   (305,469)            (806,857)
      Other accounts receivable                                           --             (537,000)
      Inventories                                                    847,291              337,191
      Prepaid expenses                                               (52,595)            (213,937)
      Other assets                                                   (11,589)              39,557
      Accounts payable                                               394,449              (87,928)
      Accrued expenses                                               210,518              108,448
      Deferred revenue                                                28,527              378,628
                                                                 -----------          -----------
Net cash used in operating activities                             (4,845,136)          (4,593,858)
                                                                 -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES
      Proceeds from sale of investments                            2,000,000                   --
      Purchase of property and equipment                            (106,115)            (301,119)
      Deposits on leased facilities                                   85,000                   --
      Additions to capitalized software                               (2,650)                  --
                                                                 -----------          -----------
Net cash provided by (used in) investing activities                1,976,235             (301,119)
                                                                 -----------          -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          eSOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        1999                 2000
                                                                    -----------          -----------
CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from stock subscription receivable                        56,487               30,717
      Proceeds from line of credit, net                                  80,000                   --
      Payments on short term debt                                       (46,229)                  --
      Proceeds from short term debt                                     117,794                   --
      Proceeds (re-payment) from margin loan on investments             (39,544)                  --
      Proceeds from issuance of convertible debt                      3,000,000                   --
      Debt offering costs paid                                         (340,819)                  --
      Proceeds from exercise of options and warrants
         and sale of common stock                                     1,116,789           13,045,030
                                                                    -----------          -----------
  Net cash provided by financing activities                         $ 3,944,478          $13,075,747

INCREASE IN CASH                                                      1,075,577            8,180,770

CASH: BEGINNING OF PERIOD                                               732,384            8,576,055
                                                                    -----------          -----------
CASH: END OF PERIOD                                                 $ 1,807,961          $16,756,825
                                                                    ===========          ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Cash paid for interest                                           $     5,491          $    50,000
   Common stock issued for subscriptions receivable                 $   269,947                   --
   Warrants issued in connection with debt offering                 $ 1,095,578                   --
   Warrants issued to consultants                                   $    96,452                   --
   Common stock issued to Gateway                                            --           12,500,000


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

          The consolidated financial statements of the Company for the three months and six months ended June 30, 1999 have been restated to give retroactive effect to the mergers with Apexx on May 25, 1999 and Technologic on September 10, 1999, which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated statement of stockholders' equity reflect the accounts of eSoft as if the additional common stock issued in connection with the mergers had been issued for all periods presented. It is further suggested that these consolidated financial statements be read in conjunction with the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K and 8-K/A filed with the Securities & Exchange Commission on August 9, 1999 and September 27, 1999, respectively.

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

          Effective September 10, 1999, the Company completed the merger (the "Merger") with Technologic located in Norcross, Georgia which provided for the exchange of all of the outstanding stock of Technologic for 1,244,436 shares of eSoft common stock and for the conversion of all Technologic stock options into eSoft stock options to acquire 180,565 shares of eSoft common stock. The Company also issued 75,000 shares of the Company's common stock to the investment bankers of Technologic in connection with the merger. The Merger has been accounted for as a pooling of interests. Merger costs of about $725,000 in relation to this merger were expensed during the third quarter, which include bankers fees, audit fees, legal fees, and printing fees.

     Pooling Company            Nature of Operations                 Merger Date
     ---------------            ---------------------                -----------
     Apexx Technology, Inc.     Internet connectivity solutions      May 25, 1999
     Technologic, Inc.          Internet connectivity solutions      September 10, 1999

          Revenue and net loss of eSoft, Apexx and Technologic as consolidated for the periods presented are as follows:

            REVENUE:
            Six Months Ended June 30, 1999

            eSoft through May 25, 1999                       $   970,647
            Apexx through May 25, 1999                         1,090,821
                                                             -----------
                 Subtotal                                      2,061,468
            eSoft/Apexx from May 25 to June 30, 1999             627,751
            Technologic through June 30, 1999                  1,117,618
                                                             -----------
            eSoft, consolidated                              $ 3,806,837

            NET LOSS:
            Six Months Ended June 30, 1999

            eSoft through May 25, 1999                       $(4,661,057)
            Apexx through May 25, 1999                       $  (600,674)
                                                             -----------
                 Subtotal                                     (5,261,731)
            eSoft/Apexx from May 25 to June 30, 1999            (782,144)
            Technologic through June 30, 1999                   (497,018)
                                                             -----------
            eSoft, consolidated                              $(6,540,893)


          Intercompany sales of approximately $496,000 have been eliminated during the period.

                          eSOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.   Account Receivable - Trade

          The following information summarizes accounts receivable:

                                                    DECEMBER 31,            JUNE 30,
                                                        1999                 2000
                                                    -----------          -----------
            Accounts Receivable                     $ 1,764,924            2,571,781
            Allowance for doubtful accounts            (310,453)            (324,616)
                                                    -----------          -----------
                                                    $ 1,454,471          $ 2,247,165
                                                    ===========          ===========


          The Company did not have any customers which accounted for 10% or more of the sales through the six months ending June 30, 2000, or which individually had outstanding balances which accounted for more than 10% of the total outstanding accounts receivable balance as of June 30, 2000. International sales represented approximately 25% of revenue for the six months ending June 30, 2000 and approximately 38% of outstanding accounts receivable at June 30, 2000.

          The Company with regard to its foreign sales does not take the risk of foreign currency fluctuation. All sales are designated as payment in US denominated funds at the time of sale.


4.   Accounts Receivable -Other

          During 1999, the Company entered into an agreement with a shareholder of the Company to jointly architect and design certain software applications. The agreement grants the stockholder of the Company the right to use or sell the stockholder's products, which include the Company's software, as well as the right to modify the software and related products. The Company has recognized revenue of $2,500,000 to date in accordance with the percentage of completion method of which $1,175,000 is due the Company at June 30, 2000. The Company has also entered into other various licensing and engineering development agreements during the year, of which the receivable balance at June 30, 2000 is $274,500.


5.   Subscriptions Receivable

          The Company issued promissory notes receivable in the amount of $76,000 to employees during June 1999 in exchange for the issuance of common stock. The notes are full recourse, and are due in June 2001 with annual interest at the rate of 5.75% due upon maturity and are secured by the shares of common stock being issued. The notes become due and payable upon termination of employment. At June 30, 2000, $7,000 in principal and $1,987 of interest receivable remained outstanding.

                          eSOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          In addition, on April 26, 2000, eSoft entered into a Common Stock and Warrant Purchase and Investor Rights Agreement with Gateway Companies, Inc. ("Gateway") for the investment of $25,000,000 in exchange for 1,281,591 shares of common stock, calculated at $19.507 per share. Should an underwritten public offering occur within nine months of the closing, the price of the stock would be adjusted to the lower of $19.507 or a 6.5% discount from the public offering price of the stock. Accordingly, should the price be adjusted, the Company would be required to issue additional shares of common stock to Gateway. The payment of the purchase price is to be made in two equal installments, with 50% paid at closing (April 26, 2000), and 50% paid ninety days after the closing. At the same time, warrants to purchase 600,000 shares of common stock were issued to Gateway. The warrants carry a strike price of $19.507, equal to the purchase price of the common stock. In addition, this strike price may be adjusted in accordance with any change in the purchase price of the common stock as discussed above. The warrants vest based upon certain performance milestones as indicated in the agreement. At this time, management has estimated the fair value of the warrants to be nominal. However, the Company will be required to remeasure the warrants at each reporting date. The fair value of the warrants will be reflected in shareholders' equity, and changes in the fair value of the warrants will be reflected in the current period as a charge to operating expense.

          As of August 11, 2000, Gateway had not made the second payment to eSoft. A stock certificate for 640,795 shares, or approximately one-half of the shares purchased by Gateway, is currently being held in escrow by Norwest Bank Colorado National Association and cannot be released by the escrow agent without eSoft's consent. In addition, eSoft is currently in possession of an irrevocable proxy executed by Gateway giving eSoft the power to vote the 640,795 shares of eSoft common stock held in escrow. eSoft has been in discussions with Gateway regarding the timing and terms of the $12.5 million deferred purchase price, but has not come to any resolution with Gateway regarding this matter. eSoft is continuing to pursue discussions with Gateway, but no assurance can be given regarding the likely outcome of these discussions. The Company has demanded that Gateway make payment pursuant to the agreement. eSoft is also considering what other specific actions it will take with respect to the Gateway payment obligation, which may include the pursuit of legal remedies.


6.   Convertible debenture

          In September 1999, the Company issued to the same debenture holder $2,000,000 of unsecured 5% Convertible Debentures issued at a 2.5% discount, due June 10, 2002 ("Debentures") and stock purchase warrants ("warrants") with a right to purchase an aggregate of 511,182 shares of common stock, par value $.01 per share, at an exercise price of $4.4994, The principal amount of the Debenture is convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. The Company has the ability, under certain circumstances, to obligate the investor to
                          eSOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     convert the debentures into common stock and to exercise the warrants. The investor has the option to purchase an additional $3 million of debentures, together with warrants to purchase shares of common stock of the Company equal to the quotient obtained by dividing $3 million by the conversion price for the debentures with an exercise price of 115% of the debenture conversion price. The additional $3 million of debentures would be convertible at the lower of (i) the Company's then current market price or
     (ii) $5.50, but in no event less than $3.9125 per share. The debentures are manditorily convertible if the average per share market value over thirty consecutive trading days exceed 200% of the exercise price of the warrants. The Black Scholes value of the warrants issued, of $846,607 plus an initial discount of $50,000 related to the aforementioned 2.5% discount, for a total of $896,607, was recorded as an original issue discount and is being amortized over the term of the debentures and recorded as non-cash interest expense. At June 30, 2000, the balance of the unamortized original issue discount was $638,493. The balance of the Convertible Debentures at June 30, 2000 of $1,361,507, represents the original face value of the remaining outstanding debentures, of $2,000,000 less the balance of the unamortized discount, of $638,493.


7.   Net Loss per Share

          Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

          Options and warrants to purchase 4,388,028 and 3,776,499 shares of common stock and notes convertible into 0 shares and 511,182 shares were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending June 30, 1999 and 2000.

                           FORWARD-LOOKING STATEMENTS

          Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, which could have an immediate and material adverse effect by placing eSoft behind its competitors. Additional risks and uncertainties are described in the Company's most recently filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

          Our products enable small-to-medium sized businesses to establish and enhance their Web presence and conduct business and electronic commerce on the Internet. Most of the end users of our products are relatively price sensitive, and most have limited in-house technical expertise. eSoft's products are designed to provide cost-effective Internet connectivity solutions that are easy to install and maintain by the end user's existing personnel. Our TEAM Internet product is a complete, stand-alone plug-and-play Internet connectivity solution that can be installed and maintained by non-technical personnel at a fraction of the cost of a traditional solution. Our products can provide all of the users on a LAN with a shared dedicated Internet connection, which allows our customers to achieve both expense and productivity improvements when compared to traditional single user dial-up access. In addition, our Linux-based Internet connectivity software solutions allow our customers to access the Internet in a reliable, secure and flexible manner. Our software products are built using modular architecture, allowing scalability to fit the customers' growing needs. The ability to easily add additional Internet appliances and application services provides an evolution path that allows customers to develop their network services and its architecture according to their needs without a high upfront investment. Our Internet applications facilitate the migration from limited, dial-up analog modems to an economical, feature-rich, easy-to-use Internet communications device. In addition, we market and sell the Interceptor and Instagate products that were developed by Technologic. These products are UNIX-based products that address firewall and virtual private network ("VPN") requirements of businesses.

          In addition to our core services, we currently offer managed firewall services, URL screening, and web filtering. Managed services provide flexibility in meeting the needs of small to medium-sized businesses during each stage of their development. We design our managed services offerings to allow smaller businesses to outsource the infrastructure and services necessary to support the use of these applications. Our remote management of these services allows our clients to focus on their core competencies.

          Over the past year, eSoft has been working to design and develop a next-generation broadband services platform that builds on the attributes and feature-sets of the TEAM Internet, Interceptor and Instagate products. The new product is a highly modular, flexible and scalable Linux-based architecture specifically designed to address the evolving requirements of small-to-medium enterprises who establish a broadband connection to the Internet. The product architecture roadmap has a modular design that utilizes an Internet gateway providing small and medium-sized businesses with basic Internet connectivity and e-mail capabilities. The architecture provides for modular applications that provide functions such as web server, firewall, enhanced e-mail, virtual private networks and web screening. This architecture is designed to enable us to quickly create a bundled offering specific to third party manufacturer's requirements. In addition, the product architecture enables the rapid introduction of new applications and services that can be remotely configured and installed on an existing system, thereby addressing new or additional requirements of the end user, and creating an incremental, recurring revenue stream for eSoft and its partners.

          eSoft has been active in marketing this next generation broadband services platform to major hardware manufacturers (OEMs). During 1999, we launched our redphish-TM- program. redphish-TM- is targeting the licensing of our next-generation software, along with certain customization or modifications from our professional engineering services, in order to create highly specialized or customized offerings for hardware manufacturers and broadband service providers to integrate into their own offerings. This allows us to leverage our expertise in software development and delivery, along with our partners' expertise in hardware design, manufacturing and distribution. We believe that the redphish-TM- program greatly improves our distribution capabilities and helps to drive product requirements, and that it enables us to gain time to market advantages in developing new software features, as well as building out our distribution network.

          Our redphish-TM- program provides a vehicle through which major hardware manufacturers can deliver customized Internet connectivity and "edge-of-network" solutions to their small to medium-sized customers. Delivered initially as a basic Internet connectivity solution, this platform can later serve as a foundation for additional products and services, such as enhanced e-mail, virtual private networking, and business-to-business applications. Our program is based on revenue sharing, which provides incentive at every point of the distribution chain. In 1999, we signed our first two redphish-TM- partners, Intel Corporation and Hewlett-Packard Corporation. Both companies plan to distribute eSoft licensed software beginning in the year 2000. In early 2000, we added Compaq Corporation and Gateway, Inc. to our list of redphish-TM- partners. Our strategy is to continue to aggressively develop additional redphish-TM-licensing partnerships with key hardware and service providers.

          In the second quarter of 2000, we launched our Smart DSL program, which focuses on a subscription-based model that minimizes the cash outlay requirements for our customers and generates a more predictable recurring revenue stream associated with each sale. Previously, most of our product revenue was generated from one-time product sales. This approach maximized short-term revenue, but made ongoing revenue predictions difficult. eSoft believes that a subscription-based pricing model will result in better predictability of future revenue, and will also better suit the cash flow requirements of our small and medium size business customers.

          Smart DSL offers not only DSL's high speed Internet access, but also provides valuable features important for small- to medium-sized businesses in a single, upgradable "smart box." These features include RAS, VPN, firewall security, Web site hosting, unlimited e-mail, and long-term management of the broadband connection and applications. This eliminates the historical complications small businesses faced when trying to integrate many different features, numerous pieces of hardware, several versions of software and more than one access provider into a DSL solution. Deployed through existing telephone lines, a broadband solution like DSL is a logical and economical choice for businesses wanting to tap into the full potential of the Internet and improve communication and work collaboration. After small to medium size businesses address their initial connectivity and security requirements, they tend to become more sophisticated in their use of the Internet, and they require corresponding new capabilities to address their needs. For example, web content filtering, virtual private networking, and specific business-to-business applications are often desired. Our strategy is to develop and license complementary products to our customers, further enhancing our life-of-customer relationship and long term revenue stream. We are aggressively moving forward with this program and expect to introduce the program into six different cities by the end of the year.

          DSL is fast becoming an integral component of small- to medium-sized business communication strategies, where speed and accessibility are core to succeeding in today's competitive marketplace. According to International Data Corporation of Framingham, Mass., the U.S. will experience a 200 percent compound annual growth rate for DSL circuits over the next few years, with primarily small- to medium-sized businesses accounting for about 25 percent of DSL service.

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

          Widespread availability of broadband Internet access is a global phenomenon. We plan to continue to expand our direct presence in key non-US markets. We have established offices in Singapore and the United Kingdom. We also expect to establish a local presence in Japan, Korea, and other key European and Asian locations.

          The Company expects to use outside financing for the continued company wide expansion. Additional employees in sales, marketing, engineering, and operations will be hired in connection with increased market penetration. With the current increase in headquarters staff and SmartDSL personnel, the Company leased additional space in 2000. With the aggressive market expansion, the Company anticipates consuming working capital to meet this continued growth curve for the near term. As a result of the transition to a subscription-based revenue model and an increase in expenses incurred in support of the expansion, the Company anticipates future losses. The Company expects to turn profitable in 2001 through the increase in sales and related margins, while keeping General and Administrative expenses fairly constant.


                         LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash position on June 30, 2000 was $16,757,000 an increase of $8,181,000 from year end primarily due to the equity investment by Gateway. The Company's working capital at June 30, 2000 was $18,700,000, an increase of $8,688,000 from December 31, 1999. Management anticipates continuing losses in support of the growth initiatives and, thus expects continued negative cash flow. The Company is increasing efforts to reduce the present accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce the days sales outstanding. The Company has analyzed its accounts receivable and adjusted its allowance for doubtful accounts to $325,000 at June 30, 2000. Other accounts receivable relate to software development fees and licensing fees from long-term development contracts, which are due upon completion of certain performance criteria. In addition, subscriptions receivable are related to the equity investment by Gateway. The Company has expended $301,000 in capital expenditures, mainly attributable to additional computers purchased for new employees, and a videoconferencing system intended to enhance communications among the offices, and leasehold improvements related to additional space leased. Management believes that its current cash position, the anticipated cash receipts from receivables, and available sources of additional capital will be sufficient to meet its working capital needs for the foreseeable future.

CASH FLOW

          Net cash used in operating activities for the six months ended June 30, 2000 was $4,594,000 compared with $4,845,000 for the six months ended June 30, 1999, a decrease of $251,000 for the 2000 period compared to the 1999 period. The Company's net loss at June 30, 2000 was ($4,664,000), a decrease of $1,877,000 from June 30, 1999. This decrease in net loss was primarily the result of the intensive marketing campaign done in 1999 regarding the rebranding of the IPAD products. There were also merger related costs incurred during 1999 for legal, accounting, banking, and consulting fees. Offsetting these decreases were the increase in accounts receivable of ($1,344,000) related to software development and licensing. Other items impacting the cash used in operating activities during the six months ended June 30, 2000 were adjustments of $577,000 for depreciation and amortization and $222,000 for amortization of debt discounts and financing costs. In addition, prepaid expenses increased ($214,000), inventories decreased $337,000, accounts payable decreased ($88,000), accrued expenses increased $108,000 and deferred revenue increased $379,000.

          Net cash used in investing activities for the six months ended June 30, 2000 was $301,000 compared with $1,976,000 provided by investing activities for the six months ended June 30, 1999. The decrease of $2,277,000 for the 2000 period compared to the 1999 period was primarily due to $2,000,000 of investments maturing during 1999. In addition, purchases of property and equipment amounted to about $301,000 during 2000 due to the expansion of the facilities to support the increase in headcount in the Smart DSL department and the engineering department.

          Net cash provided by financing activities for the six months ended June 30, 2000 was $13,076,000 compared with $3,944,000 for the six months ended June 30, 1999. The increase of $9,132,000 for the 2000 period compared to the 1999 period was primarily due to $12,500,000 for the proceeds from the equity investment by Gateway. In June 1999, proceeds of $3,000,000 were received as a result of the issuance of convertible subordinated debentures. Additional financing activities during the six months ended June 30, 1999 included exercise of options and warrants, proceeds from subscriptions receivable, and payments and proceeds from the line of credit and short term debt.

           RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

          Quarterly revenues totaled $2,608,000, of which $2,291,000 was related to product and $317,000 was related to services, versus revenue of $2,085,000 for the comparable quarter in 1999, of which $1,855,000 was related to product and $230,000 was related to services. In total, revenue increased $523,000 or 25% over the comparable quarter in 1999. Product sales increased 24% for the three months ending June 30, 2000 compared to the three months ending June 30, 1999. The increase is partly due to the addition of sales people towards the end of 1999 in the international markets of Europe, Latin America and the Asia Pacific. International sales accounted for 25% of product revenue in 2000. Services revenue increased 38% for the three months ending June 30, 2000 compared to the three months ending June 30, 1999. The services revenue was generated from engineering fees for development of software and related licensing fees mainly in connection with agreements with Intel, Inc., Gateway, and 3Com.

          Gross profit margin in the current quarter was $1,304,000, which is 50% of revenue compared to $1,067,000, which is 51% of revenue for the three months ended June 30, 1999. Gross margin on product was 46% and 45% for the three months ending June 30, 2000 and 1999, respectively. During the current quarter, a higher concentration of sales were made up of the Instagate and Interceptor products which have more favorable margins. On the other hand certain items were sold on auction sites at little above cost and certain unusable items were sold as scrap. Additional obsolete items have been identified and reserved during the current quarter. Gross profit margin relating to services has decreased from 100% for the three months ending June 30, 1999 to 80% for the three months ending June 30, 2000. The decrease is due to the services revenue in 1999 being made up of licensing fees which have no costs associated with them. In 2000, the services revenue is made up of licensing fees and non recurring engineering fees, which do have costs associated with them, although they are minimal.

          Selling, General and Administrative Expenses increased $229,000 or 6% from $3,900,000 for the quarter ending June 30, 1999 to $4,129,000 for the quarter ending June 30, 2000. Sales and marketing expenses increased $786,000 from $1,344,000 in 1999 to $2,130,000 in 2000. The increase is associated with lead generation expenses, more intense product marketing efforts, and marketing efforts in connection with the start up of the Smart DSL offering. The sales department salaries and related expenses also increased in relation to about seventeen additional sales people hired. General and administrative expenses decreased $824,000 from $1,943,000 in 1999 compared to $1,119,000 for the current quarter. This decrease can be attributed to banking fees, consulting fees and printing fees recognized in 1999 associated with the Apexx merger. Engineering expenses increased $45,000 from $423,000 in 1999 to $468,000 in 2000. Amortized software development costs total $132,000 for the current quarter, compared to $42,000 in the first quarter of 1999. This increase is associated with the impairment of certain capitalized software.

          Interest expense increased $85,000 in the three months ended June 30, 2000 from $51,000 in 1999 to $136,000 in 2000. The additional interest is due to the interest and discount amortization on the convertible subordinated debentures and amortization of deferred offering costs. Interest income increased $194,000 in the quarter in relation to additional cash on hand related to a substantial equity investments by Gateway in the beginning of the quarter and the exercise of warrants and options in the fourth quarter of 1999.

          Net loss from operations was ($2,758,000) for the three months ended June 30, 2000, compared to ($2,817,000) for the same period in 1999, a decrease in the loss of $59,000 over the same period. The net losses are associated with the increased Selling, General and Administrative expense necessary to support its current business strategy. Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and market penetration.

            RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2000
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

          Revenues for six months of operations totaled $5,731,000 of which $4,495,000 was related to product and $1,236,000 was related to services, compared to revenues of $3,807,000 for the same period in 1999 of which $3,577,000 was related to product and $230,000 was related to services. This represents an increase of $1,924,000 or 51% over the comparable six month period in 1999. Product sales increased 26% for the six months ending June 30, 2000 compared to the six months ending June

     30, 1999. The increase is partly due to the addition of sales people towards the end of 1999 in the international markets of Europe, Latin America and the Asia Pacific. In 2000, international sales accounted for 25% of product revenue. There were also more sales to end users and resellers, which are discounted less than sales to distributors. Services revenue increased 437% for the six months ending June 30, 2000 compared to the six months ending June 30, 1999. During 2000, the services revenue was mainly generated from engineering fees for development of software and related licensing fees in connection with agreements with Intel, Inc., Gateway, 3Com, and Compaq.

          Gross profit margin for the six months ending June 30, 2000 $3,174,000, which is 55% of revenue, compared to $1,904,000, which is 50% of revenue for the six months ended June 30, 1999. The increase is partially due to $1,236,000 of service revenue included in the six months ending June 30, 2000, with related cost of goods of $166,000, and a gross margin of 87%. The product gross margin for the current six months was 47%, compared to 47% for the six months ended June 30, 1999. An increase in the sales of higher margin product was offset by sales promotions in the beginning of the year, such as discounts of fifty percent being given to new customers or customers who purchased two of the same product. In addition, reserves were established for certain obsolete inventory in 2000.

          Selling, General and Administrative Expenses (SG&A) decreased $574,000 or 7% from $8,444,000 for the first six months in 1999 to $7,870,000 for the same six months in the 2000 period. Sales and marketing expenses decreased $118,000 from $3,803,000 in 1999 to $3,685,000 in 2000. In 1999 an extensive marketing campaign was launched with Apexx Technology for the rebranding of the products in connection with the merger. Adding to the decrease was the careful monitoring of how marketing dollars are best put to use. Offsetting the decrease was the cost of additional sales people hired to expand sales efforts domestically and internationally, and marketing expenses related to the Smart DSL offering. General and administrative expense decreased $1,238,000 from $3,487,000 in the 1999 period compared to total expenses of $2,249,000 in 1999. This decrease can be attributed to the costs relating to the Apexx merger in 1999, which include filing fees, audit fees, legal fees, banking fees, consulting fees, and printing fees that did not recur in 2000. Engineering expenses increased $308,000 from $715,000 for the six months ending June 1999 to $1,023,000 for the same period in 2000. This increase was related to nine additional engineers hired in response to the demand for software development under the redphish program and increased travel in relation to these projects as well. Engineering expenses also increased due to three additional people hired for domestic technical support and technical support services being contracted out for the european operations. Furthermore, there were additional employees eligible for bonuses, and the exercise of options taking place. Amortized software development costs total $431,000 for the current quarter, compared to $84,000 in the 1999 period. This increase is associated with the life of the software being reevaluated and amortization being accelerated through June 2000 for certain older versions of software.

          Interest expense increased $213,000 for the six months ended June 30, 2000 from $60,000 in 1999 to $273,000 in 2000. The additional interest is due to the interest and discount amortization on the convertible subordinated debentures and amortization of deferred offering costs. Interest income increased $272,000 for the six month period in relation to additional cash on hand related to a substantial equity investments by Gateway in the beginning of the quarter and the exercise of warrants and options in the fourth quarter of 1999.

          Net losses from operations totaled ($4,664,000) for the six months ended June 30, 2000, compared to a ($6,541,000) loss for the same period in 1999, a decrease in the loss of $1,877,000 over the same period. The net losses are associated with the Selling, General and Administrative expenses necessary to support its current business strategy. Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and market penetration.


Income Taxes

          At June 30, 2000, a valuation allowance of 100% of the deferred tax asset has been recorded, as management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized. The Company's operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.


Other Matters

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

          Not applicable

     Item 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders was held on May 18, 2000 and the matters upon which the stockholders voted include:

          1. Proposal to elect Brian Cohen and Richard Eyestone as Class II directors of the Company. With respect to Richard Eyestone, the number of votes cast For totaled 11,700,911, and the number of votes cast Against/Abstained totaled 70,500. With respect to Brian Cohen, the number of votes cast For totaled 11,700,971, and the number of votes cast Against/Abstained totaled 69,600.

          2. Proposal to amend the Company's Certificate of Incorporation to increase the authorized capital stock from 50,000,000 to 100,000,000. The number of votes cast For totaled 11,418,581, and the number of votes cast Against/Abstained totaled 352,830.

          3. Proposal to amend the Company's equity incentive plan to increase the number of shares issuable under the plan from 2,900,000 shares to 5,000,000 shares. The number of votes cast For totaled 5,059,802, and the number of votes cast Against/Abstained totaled 680,887.

     Item 5. OTHER INFORMATION

          Not applicable

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               27   Financial Data Schedules.

          b)   Reports on Form 8-K.

               None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 14, 2000                 eSoft, Inc.




                                       /s/ Jeffrey Finn
                                       ----------------------------------
                                       Jeffrey Finn
                                       President, Chief Executive Officer


                                       /s/ Amy Beth Hansman
                                       ----------------------------------
                                       Amy Beth Hansman
                                       Chief Accounting Officer

                                  Exhibit Index

Exhibit No.         Description
-----------         -----------
   27.1             Financial Data Schedule

   27.2             Financial Data Schedule -Restated

