Form 10QSB/A
period 2000-06-30
ESOFT INC
filed 2000-08-18
CIK 1047406

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

           RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

          Quarterly revenues totaled $2,608,000, of which $2,291,000 was related to product and $317,000 was related to services, versus revenue of $2,085,000 for the comparable quarter in 1999, of which $1,855,000 was related to product and $230,000 was related to services. In total, revenue increased $523,000 or 25% over the comparable quarter in 1999. Product sales increased 24% for the three months ending June 30, 2000 compared to the three months ending June 30, 1999. The increase is partly due to the addition of sales people towards the end of 1999 in the international markets of Europe, Latin America and the Asia Pacific. International sales accounted for 25% of product revenue in 2000. Services revenue increased 38% for the three months ending June 30, 2000 compared to the three months ending June 30, 1999. The services revenue was generated from engineering fees for development of software and related licensing fees mainly in connection with agreements with Intel, Inc. and Gateway.

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

            RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2000
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

          Revenues for six months of operations totaled $5,731,000 of which $4,495,000 was related to product and $1,236,000 was related to services, compared to revenues of $3,807,000 for the same period in 1999 of which $3,577,000 was related to product and $230,000 was related to services. This represents an increase of $1,924,000 or 51% over the comparable six month period in 1999. Product sales increased 26% for the six months ending June 30, 2000 compared to the six months ending June

     30, 1999. The increase is partly due to the addition of sales people towards the end of 1999 in the international markets of Europe, Latin America and the Asia Pacific. In 2000, international sales accounted for 25% of product revenue. There were also more sales to end users and resellers, which are discounted less than sales to distributors. Services revenue increased 437% for the six months ending June 30, 2000 compared to the six months ending June 30, 1999. During 2000, the services revenue was mainly generated from engineering fees for development of software and related licensing fees in connection with agreements with Intel, Inc., Gateway and Compaq.

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



Date:  August 18, 2000                 eSoft, Inc.




                                       /s/ Jeffrey Finn
                                       ----------------------------------
                                       Jeffrey Finn
                                       President, Chief Executive Officer


                                       /s/ Amy Beth Hansman
                                       ----------------------------------
                                       Amy Beth Hansman
                                       Chief Accounting Officer

                                  Exhibit Index

Exhibit No.         Description
-----------         -----------
   27.1*            Financial Data Schedule

   27.2*            Financial Data Schedule -Restated



*    Previously filed