Form 10QSB
period 2000-09-30
ESOFT INC
filed 2000-11-14
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 00-23527


                                   eSoft, Inc.
                                  ------------
      (Exact name of small business issuer as specified in its charter)


                DELAWARE                                  84-0938960
                --------                                  ----------
       (State or other jurisdiction                 (IRS Employer ID Number)
     of incorporation or organization)


                         295 Interlocken Boulevard, #500
                              Broomfield, CO 80021
                    (Address of Principal Executive Offices)


                                 (303) 444-1600
                (Issuer's Telephone Number, Including Area Code)



        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES /X/        NO / /

Transitional Small Business Disclosure format (check one):

                              YES / /        NO /X/

The number of shares outstanding of the Registrant's $0.01 par value common stock on November 6, 2000 was 15,458,407.

                          eSOFT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                   Page
                                                                                 ----
         Item 1.  Consolidated Financial Statements                              3 - 11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     12 - 18

PART II  OTHER INFORMATION                                                      19 - 22


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          eSOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         DECEMBER 31,          SEPTEMBER 30,
                                                                             1999                  2000
                                                                         ------------          ------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $  8,576,055          $ 22,054,963
     Available-for-sale securities                                               --               1,402,500
     Accounts receivable:
          Trade, less allowances for doubtful accounts
             of $310,453 and $585,062, respectively                         1,454,471             1,182,701
          Other                                                               912,500             1,559,910
     Inventories                                                              672,691               413,513
     Prepaid expenses and other                                               158,261               311,358
                                                                         ------------          ------------
                Total current assets                                       11,773,978            26,924,945
                                                                         ------------          ------------
PROPERTY AND EQUIPMENT
     Computer equipment                                                       718,122             1,549,469
     Furniture and equipment                                                  326,092               512,837
     Automobile                                                                  --                  70,185
     Leasehold improvements                                                   176,314               211,023
     Accumulated depreciation                                                (660,904)           (1,013,320)
                                                                         ------------          ------------
         Net property and equipment                                           559,624             1,330,194
                                                                         ------------          ------------
OTHER ASSETS
     Capitalized software costs, net of accumulated amortization
         of $481,758 and $954,978, respectively                               702,417               229,197
     Deferred financing costs                                                 283,215               195,992
     Other assets                                                              39,557                78,912
                                                                         ------------          ------------
           Total other assets                                               1,025,189               504,101
                                                                         ------------          ------------
TOTAL ASSETS                                                             $ 13,358,791          $ 28,759,240
                                                                         ============          ============


               The accompanying notes are an integral part of the
                        consolidated financial statements.

                          eSOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               DECEMBER 31,          SEPTEMBER 30,
                                                                   1999                   2000
                                                               ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                          $    831,496          $    759,980
     Deferred revenue                                               289,590               796,008
     Accrued expenses:
          Payroll and payroll taxes                                 185,983               420,747
          Marketing                                                    --                 250,530
          Facility closure cost                                        --                 400,000
          Other                                                     454,815               612,470
                                                               ------------          ------------
          Total current liabilities                               1,761,884             3,239,735

LONG TERM LIABILITIES
     Convertible debentures                                       1,198,254            12,736,220
                                                               ------------          ------------
          Total liabilities                                       2,960,138            15,975,955
                                                               ------------          ------------
STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share;
       Authorized 100,000,000 shares; 14,289,075 and
       15,456,008 issued and outstanding, respectively              142,890               154,560
     Additional paid-in capital                                  24,999,820            38,234,152
     Subscriptions receivable                                       (39,704)                 (373)
     Accumulated other comprehensive income                            --                (378,000)
     Accumulated deficit                                        (14,704,353)          (25,227,054)
                                                               ------------          ------------
          Total stockholders' equity                             10,398,653            12,783,285
                                                               ------------          ------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                       $ 13,358,791          $ 28,759,240
                                                               ============          ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          eSOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED                   FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,                               SEPTEMBER 30,
                                                      1999                  2000                  1999                  2000
                                                  ------------          ------------          ------------          ------------
REVENUES:
  Product                                         $  5,504,423          $  5,602,180          $  1,927,872          $  1,107,277
  Services                                             536,287             1,363,545               306,000               127,545
                                                  ------------          ------------          ------------          ------------
    Total revenues                                   6,040,710             6,965,725             2,233,872             1,234,822
                                                  ------------          ------------          ------------          ------------
COST OF GOODS SOLD:
  Product                                            2,688,700             2,861,334               786,007               469,477
  Services                                              73,228               263,644                73,228                98,142
                                                  ------------          ------------          ------------          ------------
    Total cost of goods sold                         2,761,928             3,124,978               859,235               567,619

GROSS PROFIT                                         3,278,782             3,840,747             1,374,637               667,203
                                                  ------------          ------------          ------------          ------------
EXPENSES:
  Sales and marketing expense                        4,836,333             7,531,809             1,033,505             3,846,709
  General & administrative expense                   5,002,825             3,936,927             1,515,914             1,688,340
  Engineering expense                                1,047,163             1,871,323               332,074               848,306
  Software amortization costs                          125,479               473,220                41,826                41,229
  Research and development expense                     493,594               775,574               137,885               294,109
                                                  ------------          ------------          ------------          ------------
    Total Expenses                                  11,505,394            14,588,853             3,061,204             6,718,693
                                                  ------------          ------------          ------------          ------------
Loss from operations                                (8,226,612)          (10,748,106)           (1,686,567)           (6,051,490)
                                                  ------------          ------------          ------------          ------------
OTHER INCOME (EXPENSE):
  Realized gain                                        109,895                  --                    --                    --
  Interest income                                       40,648               683,310                 6,518               377,666
  Interest expense                                    (283,296)             (457,905)             (223,306)             (185,141)
  Other                                                 10,180                  --                  95,063                  --
                                                  ------------          ------------          ------------          ------------
    Total Other Income (Expense)                      (122,573)              225,405              (121,725)             192 ,525
                                                  ------------          ------------          ------------          ------------
NET LOSS                                          $ (8,349,185)         $(10,522,701)         $ (1,808,292)         $ (5,858,965)
                                                  ============          ============          ============          ============
BASIC AND DILUTED NET LOSS PER COMMON
SHARE                                             $       (.81)         $       (.70)         $       (.17)         $       (.38)
                                                  ============          ============          ============          ============
BASIC AND DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                         10,302,233            15,005,869            10,751,198            15,428,747
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

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        Accumulated                       Total
                                      Common Stock       Additional                        Other                       Stockholders'
                                ----------------------     Paid-in     Subscriptions   Comprehensive    Accumulated       Equity
                                  Shares      Amount       Capital       Receivable       Income          Deficit        (Deficit)
                                ----------   ---------   -----------   -------------   -------------   -------------   -------------
BALANCE, January 1, 2000        14,289,075    $142,890   $24,999,820     $  (39,704)              --   $(14,704,353)   $ 10,398,653
  Exercise of warrants
    and options                    523,325       5,234       702,280             --               --             --         707,514
  Issuance of common
    stock for bonus                  2,812          28        38,460             --               --             --          38,488
  Collection of notes
    receivable for exercise
    of options and warrants             --          --            --         39,331               --             --          39,331
  Issuance of common
    stock pursuant to
    private placement              640,796       6,408     12,493,592            --               --             --      12,500,000
  Unrealized loss on
    available-for-sale
    securities                          --          --            --             --         (378,000)            --        (378,000)
  Net loss for the nine months
    ended September 30, 2000            --          --            --             --               --    (10,522,701)    (10,522,701)
                                ----------    --------   -----------     ----------    -------------   ------------    ------------
BALANCE, September 30, 2000     15,456,008    $154,560   $38,234,152     $     (373)   $    (378,000)  $(25,227,054)   $ 12,783,285
                                ==========    ========   ===========     ==========    =============   ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          eSOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                          1999                2000
                                                                      ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss from operations                                            $ (8,349,185)      $(10,522,701)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation & software amortization                                 217,394            825,636
      Provision for losses on accounts receivable                          151,639            555,000
      Amortization of discount on investments                               (8,459)              --
      Amortization of debt discounts and financing costs                   204,150            344,690
      Amortization of warrant valuation granted for
        prepaid consulting                                                 101,767               --
      Issuance of compensatory options                                      40,420               --
      Issuance of consultant options                                        45,383               --
      Issuance of common stock to brokers                                  290,625               --
      Issuance of common stock for bonuses                                    --               38,488
      Proceeds from sale of trading securities                             292,634               --
      Gain on sale of fixed assets                                            (450)              --
      Interest income on subscription receivable                            (1,009)              --
      Realized gain from sale of trading securities                       (109,445)              --

  Changes in operating assets and liabilities:

      Accounts receivable - trade                                         (321,678)          (283,230)
      Other accounts receivable                                           (306,000)          (647,410)
      Inventories                                                          783,679            259,178
      Prepaid expenses and other                                            (2,231)          (153,096)
      Other assets                                                         (25,945)           (39,355)
      Accounts payable                                                     416,266            (71,517)
      Accrued expenses                                                      26,120          1,042,949
      Deferred revenue                                                      23,296            506,418
                                                                      ------------       ------------
Net cash used in operating activities                                   (6,531,029)        (8,144,950)
                                                                      ------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES
      Proceeds from sale of investments                                  2,000,000               --
      Proceeds from sale of assets                                          37,296               --
      Purchase of available-for-sale securities                               --           (1,780,500)
      Purchase of property and equipment                                  (141,873)        (1,122,986)
      Restricted cash                                                       85,000               --



      Additions to capitalized software                                     (2,650)              --
                                                                      ------------       ------------
Net cash provided by (used in) investing activities                      1,977,773         (2,903,486)
                                                                      ------------       ------------
CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from exercise of options and warrants and sale of
        common stock                                                     1,363,054         13,207,513
      Proceeds from stock subscription receivable                           56,487             39,331
      Proceeds from issuance of convertible debt                         4,950,000         11,280,500
      Debt offering costs paid                                            (538,953)              --
      Proceeds from short term debt                                        114,719               --
      Payments on short term debt                                         (159,151)              --
                                                                      ------------       ------------
  Net cash provided by financing activities                              5,786,156         24,527,344

INCREASE IN CASH                                                         1,232,900         13,478,908

CASH: BEGINNING OF PERIOD                                                  732,384          8,576,055
                                                                      ------------       ------------
CASH: END OF PERIOD                                                   $  1,965,284       $ 22,054,963
                                                                      ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Cash paid for interest                                                      --         $     75,754
  Common stock issued for subscriptions receivable                    $    209,034               --
  Warrants issued in connection with debt offering                    $  2,466,633               --


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

          These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company follows the same accounting policies in preparation of interim reports.

          Results of operations for the interim periods are not necessarily indicative of annual results.

2.   Account Receivable - Trade

     The following information summarizes accounts receivable:

                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                                    1999               2000
                                                                 -----------       ------------
     Accounts Receivable                                         $ 1,764,924         1,767,763
     Allowance for doubtful accounts                                (310,453)         (585,062)
                                                                 -----------       -----------
                                                                 $ 1,454,471       $ 1,182,701
                                                                 ===========       ===========

          The Company did not have any customers which accounted for 10% or more of the sales through the nine months ending September 30, 2000, or which individually had outstanding balances which accounted for more than 10% of the total outstanding accounts receivable balance as of September 30, 2000. International sales represented approximately 25% of revenue for the nine months ending September 30, 2000, and approximately 42% of outstanding accounts receivable at September 30, 2000.

          The Company with regard to its foreign sales does not take the risk of foreign currency fluctuation. All sales are designated as payment in US denominated funds at the time of sale.

                          eSOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   Accounts Receivable - Other

          During 1999, the Company entered into an agreement with Intel Corporation, a stockholder of the Company, to jointly architect and design certain software applications. The agreement grants the stockholder of the Company the right to use or sell the stockholder's products, which include the Company's software, as well as the right to modify the software and related products. The Company has recognized revenue of $2,500,000 to date in accordance with the percentage of completion method of which $1,132,500 is due the Company at September 30, 2000. The Company has also entered into other various licensing and engineering development agreements during the year, of which the receivable balance at September 30, 2000 is $427,410.

4.   Convertible debentures

          In September 1999, the Company issued $2,000,000 of unsecured 5% Convertible Debentures at a 2.5% discount, due June 10, 2002, ("Debentures"), along with stock purchase warrants ("Warrants") with a right to purchase an aggregate of 511,182 shares of common stock at an exercise price of $4.4994 per share. The principal amount of the Debenture is convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. The Company has the ability, under certain circumstances, to obligate the investor to convert the Debentures into common stock and to exercise the Warrants. The investor has the option to purchase an additional $3 million of debentures, together with warrants to purchase shares of common stock of the Company equal to the quotient obtained by dividing $3 million by the conversion price for the debentures with an exercise price of 115% of the debenture conversion price. The additional $3 million of debentures would be convertible at the lower of (i) the Company's then current market price or (ii) $5.50, but in no event less than $3.9125 per share. The Debentures are manditorily convertible if the average per share market value over thirty consecutive trading days exceed 200% of the exercise price of the Warrants. The Black Scholes value of the Warrants issued of $846,607 plus an initial discount of $50,000 related to the aforementioned 2.5% discount, for a total of $896,607, was recorded as an original issue discount and is being amortized over the term of the Debentures and recorded as non-cash interest expense. At September 30, 2000, the balance of the unamortized original issue discount was $556,983. The balance of the Debentures at September 30, 2000, of $1,443,017 represents the original face value of the remaining outstanding Debentures of $2,000,000 less the balance of the unamortized discount of $556,983.

          In September 2000, the Company entered into an Amendment of the Stock and Warrant Purchase and Investor Rights Agreement dated April 26, 2000 whereby the Company issued $12,500,000 of unsecured 7% Convertible Debentures due September 15, 2004 ("September 2000 Debentures") and stock purchase warrants ("September 2000 Warrants") with a right to purchase an aggregate of 600,000 shares of common stock, par value $.01 per share, at an exercise price of $11.00. The principal amount of the September 2000 Debentures is convertible at any time at the investor's
                          eSOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     option into a fixed number of shares of eSoft common stock at fair market value, but not less than $11.00 or more than $19.507 per share. The September 2000 Warrants shall vest and become exercisable based upon certain performance milestones as indicated in the agreement. At this time, management has estimated the fair value of the September 2000 Warrants to be nominal. However, the Company will be required to remeasure the September 2000 Warrants at each reporting date. The fair value of the September 2000 Warrants will be reflected in stockholders' equity, and changes in the fair value of these warrants will be reflected in the current period as a charge to earnings. In addition, the Company agreed to purchase 30,000 shares of Gateway common stock for $3,000,000, a $1,219,500 premium over the fair market value of the securities on the date of purchase. The premium paid is recorded as a reduction to the balance of the September 2000 Debentures and is being amortized over the term of the debentures and recorded as non-cash interest expense. At September 30, 2000, the balance of the premium was $1,206,797. The balance of the September 2000 Debentures at September 30, 2000 of $11,293,203 represents the original face value of the outstanding September 2000 Debentures, of $12,500,000 less the balance of the unamortized premium of $1,206,797. The investment in the Gateway common stock is being accounted for as available-for-sale securities, whereby unrealized gains and losses are recognized as Other Comprehensive Income, a component of Stockholders' Equity.

5.   Net Loss per Share

          Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

          Options and warrants to purchase 4,933,140 and 3,789,296 shares of common stock and notes convertible into zero shares and 511,182 shares were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending September 30, 1999, and 2000.

                           FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, which could have an immediate and material adverse effect by placing eSoft behind its competitors. Additional risks and uncertainties are described in the Company's most recently filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Through the end of the quarter, the company's primary legacy products were targeted at providing all of the components an organization needs to develop, manage, and monitor its Intranet, external web presence and Internet-based applications. These legacy products included the TEAM Internet all-in-one Internet server, the Interceptor firewall and the InstaGate Internet server. In October of 2000, we introduced the InstaGate EX, which has been under development for several quarters. InstaGate EX combines the best of breed features from the legacy offerings as well as new, market-driven features and functions. The InstaGate EX is a firewall with full virtual private network or VPN features.

     The new product is a highly modular, flexible and scalable Linux-based architecture specifically designed to address the evolving requirements of small-to-medium enterprises who establish a broadband connection to the Internet. New applications and upgrades, called SoftPaks-TM-, are available through software downloads as businesses grow and new applications are developed. SoftPaks include remote access service, anti-virus, Web site filtering and reporting with new SoftPaks being added continually. SoftPaks are applications that have been developed by eSoft or in combination with third parties. SoftPaks are licensed to the end user on a monthly or annual subscription basis and form a recurring revenue stream for eSoft and our channel partners. The

SoftPaks, as well as software updates, firewall enhancements and more are distributed via a unique process called the SoftPak Director. SoftPak Director allows an end user to utilize a browser-based interface to evaluate and select SoftPaks. The value to channel partners is the elimination of truck rolls to implement new features and functions. Additionally, SoftPaks can be added without requiring new boxes, thereby eliminating the need for hardware swaps and downtime typically associated with new applications and services.

     In addition, the InstaGate EX creates an incremental, recurring revenue stream for eSoft and its partners. We will continue to sell this product through the reseller and ISP channels, with the ability to bill the end users directly upon the downloading of the SoftPaks-TM-. Research from Frost & Sullivan shows the firewall market growing at a compound annual rate of 38.7 percent in number of units and 25.7 percent in revenue between 1999 and 2006, reaching a total market size of $2.7 billion by 2006. The research attributes this steady growth to the convergence of VPN and firewall technologies, the growing number of companies linking their networks to the Internet, remote access connectivity for branch offices and mobile users, and growing concern over network hacking.

     Our products target small-to-medium sized businesses that typically have between ten and two hundred and fifty desktop computers connected to a local area network, or LAN. The availability of low cost, high speed bandwidth, through technologies such as cable modems and digital subscriber line or DSL is driving small-to-medium sized business demand for full time Internet access across their LANs, which in turn creates the need to effectively protect the corporate assets and data through the implementation of a firewall. The SMB segment comprises the largest portion of the installed local area networks and increasingly recognizes the importance of the Internet to grow their business and improve productivity. Internet penetration has been estimated to increase from 54.9% of small business PC owners in 1998 to 68.5% in 2002. The number of small businesses online is expected to increase from 3.2 million in 1998 to 4.6 million in 2002.

     During 1999, we launched our redphish-TM- program, which is targeting the licensing of our InstaGate EX technology, both hardware and software, along with certain customization or modifications from our professional engineering services, in order to create highly specialized or customized offerings for hardware manufacturers, networking companies and broadband service providers to integrate into their own offerings. This program allows us to leverage our research, development and product offerings, along with our partners' expertise in hardware design, manufacturing and distribution. We believe that the redphish program greatly improves our distribution capabilities and helps to drive product requirements, and that it enables us to gain time to market advantages in developing new software features, as well as building out our distribution network.

     Our redphish program provides a vehicle through which major hardware manufacturers can deliver customized Internet security appliance and connectivity solutions to their small and medium-sized customers. Delivered initially as an Internet security appliance, this platform can later serve as a foundation for additional products and services, such as enhanced e-mail, virtual private networking, and business-to-business applications, as well as any SoftPaks provided by eSoft. Our program is based on revenue sharing, which provides incentive at every point of the distribution chain. Currently, Gateway Companies, Inc., 3Com Corporation and Hewlett Packard are actively involved in pursuing marketing efforts that utilize or bundle eSoft's software or appliance. Our strategy is to continue to aggressively develop additional redphish partnerships with key hardware and service providers.

     In the second quarter of 2000, we launched our Smart DSL program in three cities, which targets small to medium sized businesses. This program focuses on a subscription-based model that minimizes the cash outlay requirements for our customers and generates a more predictable recurring revenue stream associated with each sale. Previously, most of our product revenue was generated from one-time product sales. This approach maximized short-term revenue, but made ongoing revenue predictions difficult. eSoft believes that a subscription-based pricing model will result in better predictability of future revenue, and will also better suit the cash flow requirements of our small and medium size business customers.

     Smart DSL bundles broadband local access with the InstaGate EX and installation, providing a one-stop shopping experience for end user customers seeking to gain a secure, dedicated connection to the Internet. This eliminates the historical complications small businesses faced when trying to integrate many different features, numerous pieces of hardware, several versions of software and more than one access provider into a DSL solution. It is our intention to continue bringing to market new product offerings and services that can contribute to a recurring revenue stream. We will continuously evaluate the return on investment for SmartDSL and other offerings to determine the optimal deployment of our resources.

     The Company expects to use outside financing for its continued company wide expansion. We will continue to pursue recurring revenue opportunities, grow our revenue and customer base and closely manage the operating expenses in order to extend the availability of our working capital. The Company is targeting break-even operations in late 2001 through the increase in sales and related margins, while keeping general and administrative expenses fairly constant.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position on September 30, 2000 was $22,055,000, an increase of $13,479,000 from year end primarily due to the equity and debt investments by Gateway. The Company's working capital at September 30, 2000 was $23,685,000, an increase of $13,673,000 from December 31, 1999. Management anticipates continuing losses in support of its growth initiatives and, thus expects continued negative cash flow. The Company is increasing efforts to reduce its accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce the days sales outstanding. The Company has analyzed its accounts receivable and adjusted its allowance for doubtful accounts to $585,000 at September 30, 2000. Other accounts receivable relate to software development fees and licensing fees from long-term development contracts, which are due upon completion of certain performance criteria. The Company has expended $1,123,000 in capital expenditures in 2000, mainly attributable to additional computers purchased for new employees, a customer relations management, and leasehold improvements related to additional space leased. Management believes that its current cash position, the anticipated cash receipts from receivables, and available sources of additional capital will be sufficient to meet its working capital needs for the foreseeable future.

CASH FLOW

     Net cash used in operating activities for the nine months ended September 30, 2000 was $8,145,000 compared with $6,531,000 for the nine months ended September 30, 1999, an increase of $1,614,000 for the 2000 period compared to the 1999 period. The Company's net loss at September 30, 2000 was $10,523,000, an increase of $2,174,000 from September 30, 1999. This increase in net loss was primarily the result of the intensive Smart DSL business launch during the third quarter of 2000. Other significant expenses were incurred in relation to the closing of the Atlanta facility in order to maximize efficiencies. Adding to these increases were the increase in accounts receivable of $930,000 related to software development and licensing. Other items impacting the cash used in operating activities during the nine months ended September 30, 2000 were adjustments of $826,000 for depreciation and amortization, $555,000 for the provision for losses on accounts receivable, and $345,000 for amortization of debt discounts and financing costs. In addition, prepaid expenses increased $153,000, inventories decreased $259,000, accrued expenses increased $1,043,000 and deferred revenue increased $506,000.

     Net cash used in investing activities for the nine months ended September 30, 2000 was $2,903,000 compared with $1,978,000 provided by investing activities for the nine months ended September 30, 1999. The decrease in cash of $4,881,000 for the 2000 period compared to the 1999 period was primarily due to $1,780,000 invested in Gateway common stock during the third quarter of 2000 and about $2,000,000 of investments maturing in 1999. In addition, purchases of property and equipment amounted to about $1,123,000 during 2000.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $24,527,000 compared with $5,786,000 for the nine months ended September 30, 1999. The increase of $18,741,000 for the 2000 period compared to the 1999 period was primarily due to $12,500,000 for the proceeds from the equity investment by Gateway and $11,281,000 for the net proceeds from the issuance of convertible debentures to Gateway. In 1999, proceeds of $4,950,000 were received as a result of the issuance of convertible subordinated debentures.

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2000
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Quarterly revenues totaled $1,235,000, of which $1,107,000 was related to product and $128,000 was related to services, versus revenue of $2,234,000 for the comparable quarter in 1999, of which $1,928,000 was related to product and $306,000 was related to services. In total, revenue decreased $999,000 or 45% over the comparable quarter in 1999. Product sales decreased 43% for the three months ending September 30, 2000 compared to the three months ending September 30, 1999. The decrease is due to the transitioning of sales to a subscription model where revenue is recognized over the life of a contract as opposed to recognizing all of the revenue up front upon shipment. International sales accounted for 25% of product revenue in 2000. The services revenue was generated mainly from engineering fees for development of software and related licensing fees mainly in connection to agreements with Gateway Companies, Inc. and 3Com Corporation.

     Gross profit margin in the current quarter was $667,000, which is 54% of revenues compared to $1,375,000, which is 62% of revenues for the three months ended September 30, 1999. Gross margin on product was 58% and 59% for the three months ending September 30, 2000 and 1999, respectively. During the current quarter, there was a higher concentration of sales of the Instagate and Interceptor products, which have more favorable margins. Offsetting these better margins, certain items were sold on auction sites at little above cost and certain unusable items were sold as scrap. Gross profit margin on product and services relating to redphish sales has decreased from 76% for the three months ending September 30, 1999 to 55% for the three months ending September 30, 2000. The decrease is due to the revenue in 1999 being made up of non recurring engineering fees and licensing fees, which had little costs associated with them. In 2000, the majority of the redphish revenue is made up of non recurring engineering fees and product sales.

     Operating expenses increased $3,658,000 or 119% from $3,061,000 for the quarter ending September 30, 1999 to $6,719,000 for the quarter ending September 30, 2000. Sales and marketing expenses increased $2,813,000 from $1,034,000 in 1999 to $3,847,000 in 2000. The increase is associated with lead generation expenses, more intense product marketing efforts, and marketing efforts and additional salespeople hired in connection with the start up of Smart DSL. General and administrative expenses increased $172,000 from $1,516,000 in 1999 compared to $1,688,000 for the current quarter. This increase can be attributed to the third quarter 2000 nonrecurring charge for the closing of the Atlanta facility. Engineering expenses increased $516,000 from $332,000 in 1999 to $848,000 in 2000. This can be attributed to additional people hired for domestic technical support and technical support services being contracted out for our European operations. Furthermore, services were outsourced for translation of the product into German, Spanish, French, Chinese, Korean, and Japanese, and there were additional employees eligible for bonuses. Amortized software development costs total $42,000 for the third quarter in 1999 and 2000.

     Interest expense decreased $38,000 in the three months ended September 30, 2000 from $223,000 in 1999 to $185,000 in 2000. The interest is due to the interest and discount amortization on the convertible debentures and amortization of deferred offering costs. Interest income increased $371,000 in the quarter as a result of additional cash on hand related to convertible debentures issued by Gateway in the beginning of the quarter and an equity investment by Gateway earlier in the year.

     Net loss from operations was $5,859,000 for the three months ended September 30, 2000, compared to $1,808,000 for the same period in 1999, an increase in the loss of $4,051,000 over the same period. The net losses are associated with the increased selling, general and administrative expense necessary to support its current business strategy. Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and market penetration.

         RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2000
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues for nine months of operations totaled $6,966,000 of which $5,602,000 was related to product and $1,364,000 was related to services, compared to revenues of $6,041,000 for the same period in 1999 of which $5,504,000 was related to product and $536,000 was related to services. This represents an increase of $925,000 or 15% over the comparable nine month period in 1999. Product sales remained relatively flat for the nine months ending September 30, 2000 compared to the nine months ending September 30, 1999. The lack of revenue growth is mainly due to the transitioning of sales to a subscription model where revenue is recognized over the life of a contract as opposed to recognizing all of the revenue up front upon shipment. In 2000, international sales accounted for 25% of product revenue. Services revenue increased $828,000 or 154% for the nine months ending September 30, 2000 compared to the nine months ending September 30, 1999. During 2000, the services revenue was mainly generated from engineering fees for development of software, and the related licensing fees in connection with agreements with Intel, Inc., Gateway Companies, Inc., 3Com Corporation, and Compaq.

     Gross profit margin for the nine months ending September 30, 2000 was $3,841,000, which is 55% of revenues for the nine months ended September 30, 2000 compared to $3,279,000, which is 54% of revenues for the nine months ended September 30, 1999. The increase is partially due to a higher concentration of services revenue in 2000, which had margins of about 81%.

     Operating expenses increased $3,084,000 or 27% from $11,505,000 for the first nine months in 1999 to $14,589,000 for the same nine months in the 2000 period. Sales and marketing expenses increased $2,696,000 from $4,836,000 in 1999 to $7,532,000 in 2000. In 2000, there was an extensive marketing campaign in relation to the launch of Smart DSL. In addition, sales people were hired in connection with the Smart DSL launch, and in relation to the expansion of product sales efforts domestically and internationally. General and administrative expense decreased $1,065,000 from $5,002,000 in the 1999 period compared to total expenses of $3,937,000 in 2000. This decrease can be attributed to the costs relating to the Apexx and Technologic mergers in 1999, which include filing fees, audit fees, legal fees, banking fees, consulting fees, and printing fees that did not recur in 2000. Engineering expenses increased $824,000 from $1,047,000 for the nine months ending September 1999 to $1,871,000 for the same period in 2000. This increase was related to additional engineers hired in response to the demand for software development under the redphish program and increased travel in relation to these projects. Engineering expenses also increased due to additional people hired for domestic technical support and technical support services being contracted out for our European operations. Furthermore, services were outsourced for translation of the product into German, Spanish, French, Chinese, Korean, and Japanese, and there were additional employees eligible for bonuses. Amortized software development costs total $473,000 for the current year, compared to $125,000 in the 1999 period. This increase is associated with the life of the software being reevaluated and amortization being accelerated through June 2000 for certain older versions of software.

     Interest expense increased $175,000 for the nine months ended September 30, 2000 from $283,000 in 1999 to $458,000 in 2000. The additional interest is due to the interest and discount amortization on the convertible subordinated debentures and amortization of deferred offering costs. Interest income increased $643,000 for the nine month period due to additional cash on hand related to convertible debentures issued by Gateway, the equity investment by Gateway, and the exercise of warrants and options in the fourth quarter of 1999.

     Net losses from operations totaled $10,523,000 for the nine months ended September 30, 2000, compared to a $8,349,000 loss for the same period in 1999, an increase of $2,174,000 over the same period. The net losses are associated with the selling, general and administrative expenses necessary to support its current business strategy. Losses are anticipated to continue into 2001 due to expenditures in support of continued growth and market penetration.

Income Taxes

     At September 30, 2000, a valuation allowance of 100% of the deferred tax asset has been recorded, as management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized. The Company's operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

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

          Not Applicable

     Item 5. OTHER INFORMATION

          Not applicable

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               27   Financial Data Schedules.

          b)   Reports on Form 8-K.

          On July 19, 2000, the Company filed a Current Report on Form 8-K that reported a change in independent accountants.

          On August 2, 2000, the Company filed a Current Report on Form 8-K that reported information regarding certain negotiations between the Company and Gateway Companies, Inc. related to an investment made by Gateway Companies, Inc. in the Company.

          On September 5, 2000, the Company filed a Current Report on Form 8-K that reported a resolution between the Company and Gateway Companies, Inc. related to an investment made by Gateway Companies, Inc. in the Company.

          On September 25, 2000, the Company filed a Current Report on Form 8-K that reported the completion of the investment of Gateway Companies, Inc. in the Company and an investment by the Company in Gateway Companies, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2000               eSoft, Inc.



                                       /s/ Jeffrey Finn
                                       Jeffrey Finn
                                       President, Chief Executive Officer


Date:  November 14, 2000               /s/ Amy Beth Hansman
                                       Amy Beth Hansman
                                       Chief Accounting Officer

                                  Exhibit Index


Exhibit No.          Description
-----------          -----------

   27.1        Financial Data Schedule
