Form 10KSB40
period 2000-12-31
ESOFT INC
filed 2001-03-23
CIK 1047406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 00-23527

                            ------------------------

                                  ESOFT, INC.

                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                     84-0938960
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

295 INTERLOCKEN BOULEVARD, SUITE 500,
         BROOMFIELD, COLORADO
    (Address of Principal Executive                           80021
               Offices)                                     (Zip Code)

                                 (303) 444-1600
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01
                                   PAR VALUE

                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenues for its most recent fiscal year were: $8,771,000

    The aggregate market value of the issuer's voting common stock held as of March 1, 2001 by non-affiliates was $18,002,444.

    As of March 1, 2001, issuer had 15,564,867 shares of its $.01 par value common stock outstanding.

    Transitional Small Business Disclosure Format. Yes / /  No /X/

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ESOFT, INC.
                                ANNUAL REPORT ON
                                  FORM 10-KSB
                               DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Part I
    Item 1. Description of Business.........................      3
    Item 2. Description of Property.........................     15
    Item 3. Legal Proceedings...............................     15
    Item 4. Submission of Matters to a Vote of Security
     Holders................................................     15

Part II
    Item 5. Market for Common Equity and Related Stockholder
     Matters................................................     24
    Item 6. Management's Discussion and Analysis of
     Financial Condition....................................     26
    Item 7. Consolidated Financial Statements...............     29
    Item 8. Changes In and Disagreements with Accountants on
     Accounting and Financial Disclosures...................     30

Part III
    Item 9. Directors and Executive Officers; Compliance
     with Section 16(a) of the Exchange Act.................     30
    Item 10. Executive Compensation.........................     30
    Item 11. Security Ownership of Certain Beneficial Owners
     and Management.........................................     30
    Item 12. Certain Relationships and Related
     Transactions...........................................     30

Part IV
    Item 13. Exhibits and Reports on Form 8-K...............     30

                                  ESOFT, INC.
                                  FORM 10-KSB
                           FORWARD-LOOKING STATEMENTS

    Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" within the meaning of Section 27A of the, Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue," or the negative thereof. eSoft intends that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about eSoft's all-in-one Internet appliance business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive Internet appliance solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, and failure of our strategic partners to successfully implement their marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors.

    For a fuller description of certain of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." eSoft disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. The business risks discussed in "Factors That May Affect Our Results" on pages 16 through 24, among other things, should be considered in evaluating our prospects and future financial performance.

    We use market data and industry forecasts throughout this report, which we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Similarly, we believe that the surveys and market research we or others have performed are reliable, but we have not independently verified this information.

                                     PART I

    TEAM INTERNET AND SITEFILTER (WITH DESIGN) ARE REGISTERED TRADEMARKS OWNED BY ESOFT, INC. INSTAGATE, INSTAGATE EX, INSTAGATE EX2, SOFTPAK, SOFTPAK DIRECTOR, AND REDPHISH ARE ALL SERVICE MARKS AND/OR TRADEMARKS OWNED BY
ESOFT, INC.

ITEM 1. DESCRIPTION OF BUSINESS

    This description contains certain forward-looking statements that involve risks and uncertainties. When used in this report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risks set forth herein and elsewhere in this report on Form 10-KSB. We assume no obligation to update any forward-looking statements contained in this report.

OVERVIEW

    We design, develop and market products to address the Internet security needs of small- and medium-sized businesses under the InstaGate EX and InstaGate EX2 brand names. Our family of products provides businesses with Internet security, firewall, virtual private network (VPN) and related offerings whose demand is driven by the deployment of broadband Internet connections. Our products offer a plug-and-play solution that virtually eliminates traditional costs of hardware upgrades, box swaps and site visits with quick, hassle-free installation and a revolutionary approach to ongoing automatic security updates and management. New applications and upgrades, called SoftPaks, are available through software downloads as businesses grow and new business and IT applications are developed. SoftPaks are applications that have been developed by eSoft or in combination with third parties. SoftPaks are most commonly licensed to the end user on an annual subscription basis and form a recurring revenue stream for us and our channel partners, which provides better visibility and predictability to our revenue growth. The SoftPaks, as well as software updates and firewall enhancements are distributed through our patent-pending SoftPak Director. The SoftPak Director allows an end user to utilize a browser-based interface to evaluate and select the SoftPaks. The SoftPaks include applications and services such as anti-virus, Web site filtering, reporting and a variety of communications options, with new SoftPaks being added continually. Since SoftPaks can be added without requiring new boxes, the need for hardware swaps and associated downtime is eliminated.

    Formerly, our focus was on all-in-one Internet servers that were envisioned as providing virtually all the Internet infrastructure a small business would require to connect to and establish a presence on the Internet. With the accelerating deployment of broadband, which was creating a more immediate need for products such as firewalls, VPNs, and network attached storage servers
(NAS), we decided to change our focus to providing the Internet security products mentioned above. According to International Data Corporation (IDC), the market for Internet security products is expected to grow to $8.3 billion by 2003. This growth can be attributed to the convergence of VPN and firewall technologies, the growing number of companies linking their networks to the Internet, remote access connectivity for branch offices and mobile users, and growing concern over network hacking. IDC also estimates that in the market for firewall appliances, priced at less than $10,000, revenues will grow at an expected compounded annual growth rate of 88% over the same period. We recognized the need to create a firewall or VPN product that could be distinguished from the rest of the market and would provide us with a sustainable competitive advantage. In October 2000, the InstaGate EX was introduced, which is capable of providing SoftPaks, in addition to the firewall or VPN. In addition, the InstaGate EX2 was introduced in January 2001. An enhanced hardware platform development project was initiated in early 2000 to coincide with the launch of the InstaGate EX2. This project was managed by an internal eSoft team to develop a slim profile, 1U in height, high reliability unit. The hardware platform is centered around an Intel reference design motherboard and included over a year of collaboration with Intel on the design and fabrication of the appliance.

    Our products target small and medium enterprises (SMEs) and branch offices that typically have between ten and 250 desktop computers connected to a local area network, or LAN. Our products are marketed primarily through Internet service providers (ISPs), value added resellers (VARs) and international distributors. According to The Yankee Group, SMEs represent 98% of U.S. businesses, and account for approximately 50% of the gross national product. The SME segment comprises the largest portion of installed LANs and increasingly recognizes the importance of the Internet to grow their business and improve productivity. IDC estimated that approximately 3.5 million U.S. small-to-medium enterprises would be connected to the Internet by the end of 1999, increasing to approximately 4.7 million by the end of 2000. The availability of low-cost, high-speed bandwidth, through technologies such as cable modems and digital subscriber line, or DSL, is driving SMEs demand for full-time Internet access, which in turn creates the need to effectively protect corporate assets and data through the implementation of a firewall. According to IDC, as of the year 2000, 15%
of small businesses have installed firewalls, leaving 85% of the market virtually unprotected with respect to their corporate assets and networks. We believe that the firewall market will increasingly shift to small businesses because that market segment has the largest potential.

    IDC projects by the year 2003 that the firewall appliance market will be $1.3 billion for the United States, $836 million for Western Europe and $346 million for Asia Pacific. In order to expand our international market presence, we are localizing our products for the following key markets:
Japanese, Traditional and Simplified Chinese, Korean, German, French and Spanish. By localizing our product, user interface, documentation and web presence, we believe that our product offerings will provide even more value for our partners and will continue to make Internet usage and our products simpler and easier for end users in key international markets.

    In early 2000, we realized that enhanced tools for managing customer relationships, specifically from incoming lead qualification to a final contract state would be needed. The primary selection criteria focused on a software application that could be used company wide, allowing all departments to interact, track and manage customers. ONYX, our customer relationship management software package was licensed in June 2000 and implemented over a four-month period. All leads, forecasts, quotations, sales orders, and technical services activities are now managed through this system.

    During 1999, we launched our redphish OEM program, which targets the licensing of our InstaGate EX technology, software and hardware, along with certain customization or modifications from our professional engineering services, in order to create highly specialized or customized Internet appliance offerings for hardware manufacturers, networking companies and broadband service providers to integrate into their own offerings. Our redphish program provides a vehicle through which major hardware manufacturers can deliver customized Internet security appliance and connectivity solutions to their small- and medium-sized customers. Delivered initially as an Internet security appliance, this platform can later serve as a foundation for additional products and services, such as enhanced e-mail, VPN, and business-to-business applications, as well as any SoftPaks provided by us. This program allows us to leverage our research, development and product offerings, along with our partner's expertise in hardware design, manufacturing and distribution. We believe the redphish program greatly improves our worldwide distribution capabilities and helps to drive product requirements. In addition, it enables us to gain time to market advantages in developing new software features. Our program is based on royalties or revenue sharing, which provides incentive at every point of the distribution chain. Currently, Gateway Companies, Inc., 3Com Corporation and Hewlett Packard are involved in pursuing marketing efforts that utilize or bundle our software or appliance. Our strategy is to continue to aggressively develop additional redphish partnerships with key hardware and service providers.

    In the second quarter of 2000, we launched our SmartDSL program in three cities, which targeted small- to medium-sized businesses. This program focused on a subscription-based model that minimized the cash outlay requirements for our customers and generated a more predictable recurring revenue stream associated with each sale. Smart DSL bundled broadband local access with our all-in-one Internet server product and installation, providing a one-stop shopping experience for end-user customers seeking to gain a secure, dedicated connection to the Internet. This eliminated the historical complications small businesses faced when trying to integrate many different features, numerous pieces of hardware, several versions of software and more than one access provider into a DSL solution. We spent nearly a year researching the market demand, the industry, the availability and reliability of suppliers, the appropriate service bundle and pricing, and preparing a marketing launch in selected markets. SmartDSL appeared to be a great opportunity for eSoft and a logical extension of our strengths and our early results were encouraging. We were signing up customers who believed we had a good value proposition, and we were simplifying the purchasing and implementation process for implementing a broadband Internet connection. However, we launched the offering while relying on the DSL providers for the provisioning of broadband. We continuously ran into situations where we signed up customers, but were unable to get the customer implemented due to provisioning problems with our

DSL suppliers and the general lack of cooperation and coordination between our DSL suppliers and the RBOCs, who control the last mile of copper to businesses. As the entire DSL industry deteriorated even further, we reached the conclusion that SmartDSL was not a viable business initiative for eSoft. Therefore, the active marketing and sales of SmartDSL was discontinued effective December 29, 2000.

    Our principal offices are located at 295 Interlocken Boulevard, Suite 500, Broomfield, Colorado 80021, and our telephone number is (303) 444-1600. We were incorporated in Colorado in 1984 and reincorporated in Delaware in February 1998.

    Effective May 25, 1999, we completed a merger with Apexx Technology, Inc. ("Apexx") which provided for the exchange of all of the outstanding stock of Apexx for 1,591,365 shares of eSoft common stock and for the conversion of all Apexx stock options into eSoft stock options to acquire 1,356,003 shares of eSoft common stock. The merger has been accounted for as a pooling of interests.

    Effective September 10, 1999, we completed a merger with Technologic, Inc. ("Technologic") which provided for the exchange of all of the outstanding stock of Technologic for 1,244,435 shares of eSoft common stock and for the conversion of all Technologic stock options into eSoft stock options to acquire 180,565 shares of our common stock. The merger has been accounted for as a pooling of interests.

INDUSTRY BACKGROUND

    DRAMATIC GROWTH IN THE USE OF THE INTERNET

    The Internet is rapidly becoming a critical resource for business. IDC estimated that in the United States, approximately 3.5 million SMEs would be connected to the Internet by the end of 1999, increasing to approximately
4.7 million by the end of 2000. Furthermore, IDC estimates that there were over 38 million web users in the United States and over 86 million worldwide at the end of 1997, and projects the number of web users to increase to over 177 million users in the United States and 502 million worldwide by the end of 2003. The increasing use of the Internet by consumer and business users is primarily attributable to easier, faster and cheaper access to the Internet, greater diversity and availability of Internet access devices and increased availability of Internet applications and enhanced services. In addition, the increasing utility of the Internet and the availability of new technologies that enable advanced capabilities, such as real-time communication, collaboration and electronic commerce, are compelling businesses and other organizations to use the Internet to maintain Web sites, access critical business information and communicate more effectively with employees, customers and business partners. IDC estimates that the number of customers worldwide buying goods and services on the Internet will grow from approximately 15 million in 1997 to 182 million in 2003, with the value of electronic commerce transactions growing from $15 billion to over $1.3 trillion in the same period.

    SMALL TO MEDIUM-SIZED BUSINESSES INCREASINGLY DEMAND PROTECTION OF FULL-TIME
     DEDICATED INTERNET CONNECTION APPLICATIONS

    Most small-to-medium-sized businesses currently access the Internet using multiple low-speed dial-up connections with a limited number of applications. Growth of the Internet and availability of low cost broadband access have led small-to-medium-sized businesses to seek dedicated full-time Internet connections. Through dedicated broadband connections, small-to-medium-sized businesses can streamline internal operations by facilitating employee communications, e-mail, file sharing, and research and analysis. With the emergence of affordable broadband access, these businesses realize the necessity of protecting their network through the purchase of a firewall. According to IDC, the market for Internet security products increased 45% in 1998 to $3.2 billion and is expected to grow at a compounded annual growth rate of 21% to $8.3 billion by 2003. The annual Computer Security Institute survey conducted in early 1999 highlights the potential risks faced by organizations connected to the Internet. The CSI poll of 521 computer security specialists at U.S. corporations, government agencies, financial institutions and universities revealed that 62% of respondents had experienced security breaches within the past 12 months. The damage caused by a security breach is often difficult to quantify and may include the loss of irreplaceable proprietary information or data, damage to business reputation or undetected theft or alteration of information. The 163 organizations in the CSI poll that were able to quantify losses reported an average total loss of over $650,000 per organization. Breached computer security has become such an extensive problem that the U.S. Federal Bureau of Investigation has recently established the National Infrastructure Protection Center to prevent and respond to cyber attacks on the nation's infrastructure.

    In addition, once SMEs have access to more powerful information technology they realize the importance of value added applications previously only available to larger businesses, such as:

    - Web hosting applications;

    - Business-to-business application services;

    - Virtual private networks;

    - Remote information technology services; and

    - Voice over Internet telecommunications.

INTERNET APPLIANCE MARKET OVERVIEW

    Over the past two years, the Internet Appliance marketplace has undergone dramatic changes. From our perspective, with a starting point of all-in-one Internet servers just two years ago, we are now seeing dozens of Internet Appliance categories. Outlined below are the major categories of Internet Appliances, with a brief description of the types of appliances offered within each category.

    - CUSTOMER PREMISE APPLIANCES. These appliances are targeted at providing specialized capabilities and are designed to be installed and operated at the customer's location. They are typically used in conjunction with a dedicated Internet connection such as cable, DSL, broadband wireless, ISDN, leased line, T-1, and T-3. Some of the products categories include:

       - SME all-in-one Internet Servers

       - SME Internet Security Appliances

       - Small Office Home Office (SOHO) Internet Services

       - Residential Gateways

       - Set-top Box Gateways

    - DATA CENTRIC INTERNET APPLIANCES. These appliances are targeted at providing specialized capabilities and are designed to be implemented at the data centers or server farms of ISPs, managed service providers and enterprises. These servers are typically characterized by their form factor as being a "rack mountable" 1U, 2U, design. The types of product categories in this area include:

       - Network Attached Storage (NAS) servers

       - Web caching servers

       - Load Balancing Appliances

       - Managed Firewall Appliances

    - CONSUMER APPLIANCES. These appliances are targeted at addressing the expected market opportunity that will result when third generation (3G) wireless broadband service is deployed. It is expected that 3G wireless, through technologies such as Wireless Applications Protocol (WAP) will allow broadband services and applications to be delivered to an individuals digital phone, personal digital assistant (PDA) or whatever form the next generation of these devices will take. There are both technological and market demand hurdles that this category faces, however, service providers are spending billions of dollars in 3G wireless license auctions around the world, which in turn is attracting countless entrepreneurs and investments in the infrastructure (e.g. appliances) and applications that will be created to serve this market.

    As stated earlier, we are targeting the Internet Security Appliance market category for SMEs. In undertaking the R&D of the past two years, we designed our architecture in such a way that we can also continue to provide all-in-one Internet Server capabilities, which we are already providing for several of our OEMs and certain legacy customers. We also designed our architecture from both a hardware and software perspective to be able to move into other Internet Appliance categories.

MARKET SIZE AND TRENDS

    We've outlined below the size and growth projections for the Internet Security Appliance market segment:

    - According to IDC, the market for Internet security products increased 45% in 1998 to $3.2 billion and is expected to grow at a compounded annual growth rate of 21% to $8.3 billion by 2003.

    - By the year 2003, IDC projects the firewall appliance market to be $1.3 billion for the United States, $836 million for Western Europe and $346 million for Asia Pacific.

    - The United States will lead firewall appliance growth with a 48% worldwide market share. Western Europe will follow with 29% followed by Asia Pacific with 12%.

    - Infonetics Research projects worldwide expenditures on VPNs will grow by 100% per year through 2001 when they are expected to reach $11.9 billion.

    - Furthermore, according to Infonetics Research, security deployment leads growth in Western Europe. The major growth areas include VPNs, security products and services. Adoption of remote access VPNs among European users is growing strongly between now and 2005 and site-to-site VPN adoption rates range through the teens in 2000 but grow steadily thereafter. VPNs are very popular in Europe where they form a good alternative to expensive leased lines.

PRODUCTS AND SERVICES

    Our offerings can be classified into three broad categories: Internet Appliances, SoftPaks and OEM licensing. These categories of products are described below.

INTERNET APPLIANCES

    INTERNET SECURITY APPLIANCES:

    THE INSTAGATE EX2:

    A firewall appliance with virtual private networking that solves the Internet security demands of small to medium enterprises. It is designed to support 10-250 users and allows end users to instantly enable SoftPaks, which are value added subscription tools and services. SoftPaks, such as anti-virus protection, and software updates can be instantly enabled with the click of a mouse. This extensible architecture eliminates the need for product swap outs. The space-saving 1U design can be rack mounted if desired and has an easy-to-read LCD status. InstaGate EX2 also supports a third network interface--or DMZ--for securely hosting public servers. It utilizes leading edge Intel architecture that positions the InstaGate EX2 for future growth, expansion and increased processing speed, as well as data, voice and video convergence. The InstaGate EX2 also includes a print server, file server, mail server and Intranet Web server.

    THE INSTAGATE EX:

    A firewall appliance with VPN that solves the Internet security demands of small-to-medium enterprises. It is designed to support 10-250 users and allows end users to instantly enable SoftPaks, which are value added subscription tools and services. SoftPaks, such as anti-virus protection, and software updates can be instantly enabled with the click of a mouse. This extensible architecture eliminates the need for product swap outs. The InstaGate EX also includes a print server, file server, mail server and Intranet Web server.

    THE INTERCEPTOR:

    A VPN-firewall appliance capable of connecting 2-250 users on a local area network to the Internet behind an ICSA certified, policy-based firewall. The Interceptor allows networks to create customized security policies for access to or from the network. The Interceptor features a VPN server for offering access to remote users, and for connecting branch offices together across the public Internet securely. The Interceptor is a legacy product that was originally developed by Technologic, a company acquired by eSoft. The marketing and sales of the Interceptor product will be de-emphasized as the functionality is incorporated into the InstaGate EX2 product where appropriate.

    MULTI-SERVICES APPLICATION DEVICES (ALL-IN-ONE SERVER APPLIANCES):

    TEAM INTERNET 100:

    An all-in-one Internet Server appliance capable of connecting 2-25 users on a small local area network to the Internet by dial-up, xDSL, cable modem, or ISDN. The model 100 includes all of the necessary servers in one easily managed appliance: router, firewall, proxy server, email server, web server, FTP server, and remote access server.

    TEAM INTERNET 200:

    An all-in-one Internet Server appliance capable of connecting 5-100 users on a local area network to the Internet by dial-up, xDSL, cable modem, ISDN and leased lines (T1, frame relay) The model 200 includes all the necessary servers in an easily managed appliance: router, firewall, proxy server, email server, web server, FTP server, and remote access server.

    TEAM INTERNET 300:

    An all-in-one Internet Server appliance capable of connecting 50-250 users on a local area network to the Internet by dial-up, xDSL, cable modem, ISDN and leased lines (T1, frame relay) The model 300 includes all the necessary servers in an easily managed appliance: router, firewall, proxy server, email server, web server, FTP server, and remote access server.

SOFTPAKS

    SoftPaks are business, IT and LAN applications and services that are typically licensed on annual subscription basis. These services create a recurring revenue stream for us, for our partners, and our value-added resellers. In addition, they address several of the critical business issues of ISPs and VARs regarding how to deliver content, applications and services to SMEs in a cost-effective fashion. SoftPaks will be continuously added as we develop new applications or sign up additional partners. Currently, we offer the following SoftPaks:

    ANTI-VIRUS SCREENING:

    Anti-virus scans attachments in email messages and removes unwanted or infected files before they can enter the network. Virus signatures are automatically updated daily.

    SITEFILTER:

    SiteFilter provides Website filtering and blocking based on a dynamic URL database that includes weekly updates to a database of over 10 million URLs in over 25 different categories.

    FIREWALL MONITORING:

    Firewall Monitoring provides 24x7 remote monitoring for secure service plus standard firewall reports indicating failed logins and denied access. The end user is notified via email, pager, or telephone if connectivity is interrupted.

    SMARTREPORTS:

    SmartReports generates customizable reports and graphs that detail Internet mail and web usage that runs on a Microsoft Windows platform.

    MODEM COMMUNICATIONS:

    Modem communications provides remote access service and modem failover with a V.90 modem.

    PREMIER CARE AGREEMENT:

    The Premier Care Agreement provides support and access to the latest software upgrades and feature enhancements. Among the benefits are regular software upgrades, 24 hour hardware replacement, phone based technical support, e-mail based technical support and web based technical support. The technical support services provide support addressing the customers' technical implementation of the product and provide help with ongoing system administration.

OEM LICENSING

    We license our products and SoftPaks through a program known as "redphish." The objective of the redphish program is to expand our distribution capabilities through third-party OEM agreements with leading hardware manufacturers and broadband service providers. redphish combines the licensing of our software with professional, engineering services in order to create highly specialized or customized offerings for hardware manufacturers, networking companies and broadband service providers to integrate into their own offerings. Our redphish program provides a vehicle through which major hardware, networking and data communications manufacturers can deliver customized Internet security appliance and all-in-one Internet server appliances to their SME customers. This architecture is designed to enable us to quickly create a bundled offering specific to third party manufacturer's requirements. Our program is based on revenue sharing, which provides incentive at every point of the distribution chain. We believe that the redphish program is highly complementary to our Internet security products, as it greatly improves our distribution capabilities throughout the world and helps to drive product requirements. In addition, it enables us to gain time to market advantages in developing new software features.

PRODUCT COMPETITIVE ADVANTAGES

    The SME Internet security market is expanding rapidly and we intend to increase our market share as the market grows. Our products offer the following advantages, which help us maintain a competitive edge in this evolving market:

    FLEXIBLE, CUSTOMIZABLE, EXTENSIBLE ARCHITECTURE

    Our software products are built using modular architecture, allowing scalability to fit the customers' growing needs. As upgrades and additional SoftPaks are available, software can be automatically downloaded. SoftPaks are downloaded seamlessly across the Internet through our patent pending SoftPak Director. The ability to easily add applications provides an evolution path that allows customers to develop their network services and its architecture according to their needs.

    LOW ACQUISITION AND OWNERSHIP COSTS

    Success in the small-to-medium sized business market requires solutions that do not require large capital expenditures. The emergence of low-cost, high-speed Internet access through technologies that include DSL and cable modems provides an affordable means for this market to connect to the Internet. Once connected, both the low initial cost and low ongoing cost of our products and services provide a significant competitive advantage for the end user of our products.

    EASY INSTALLATION AND MAINTAINENCE

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

    RECURRING REVENUE STREAM

    Services offered in connection with our products generate a recurring revenue stream, which secures customer loyalty because they grow to depend on our products. The software services or SoftPaks are offered on an annual subscription basis, which create a recurring revenue stream for not only, us but also, our partners and resellers. This creates increased visibility and predictability to the growth of the revenue stream.

    LINUX OPERATING SYSTEM

    We develop our proprietary applications and SoftPaks to operate on the Linux operating system, which we believe provides a number of competitive advantages for ourselves and our customers. Open source software is constantly manufactured and improved by a great many developers who collaborate by exchanging suggestions, information and source code. All of these factors have led more and more developers to become involved in open source projects, which have resulted in the increased frequency of software releases, and increased speed of feature development and error correction. Open source software such as Linux is increasingly popular with companies seeking cost-effective, reliable, secure Internet service infrastructure. For small- to medium-sized businesses, Linux offers the following benefits:

    - LOWER COST BASE. Linux is available at no cost and can be downloaded from the Internet. Therefore, Linux can be incorporated in a system without the need for royalty payments or significant internal research and development costs, thereby reducing overall product costs.

    - SHORTER DEVELOPMENT CYCLES. The collaborative nature of the worldwide developer base for Linux enables Internet appliance vendors to improve their products more quickly than alternative operating systems.

OUR STRATEGY

    Key elements of our strategy include the following:

    CONTINUE TO DEVELOP ADDITIONAL SOFTPAK PARTNER RELATIONSHIPS WITH LEADING
     PROVIDERS

    We strongly believe that partnering with well-recognized third-party software and applications providers will benefit us and our customers. We have established a SoftPak Partners Program, through which we intend to expand our relationships with Independent Software Vendors (ISVs) and Application Service Providers (ASPs) worldwide, seeking best-of-breed solutions. These subscription-based services provide flexibility in meeting the needs of SMEs during each stage of their development and further enhance our life-of-customer relationship and long-term revenue stream. In addition, many of our customers lack in-house technical expertise and have requested that we provide them with some form of managed services, which we are addressing through partnerships in our SoftPak Partner's program.

    ESTABLISH RELATIONSHIPS WITH INTERNET SERVICE PROVIDERS

    In this increasingly competitive market, ISPs are looking to differentiate their services. As a result, there is growing interest from ISPs in bundling their services with additional offerings. We feel our products are appropriately positioned to allow the ISPs to easily incorporate them into their own offerings.

    EXTEND RECURRING REVENUE STREAMS

    During 1999, most of our product revenue was generated from one-time product sales. This approach maximized short-term revenue, but made ongoing revenue predictions difficult. In mid-2000, we began targeting SoftPak introduction, which would provide the foundation for our subscription-based recurring revenue business model and which we are aggressively pursuing. This business model, centered around SoftPaks, generates a more predictable recurring revenue stream associated with each sale. The subscription model applies primarily to our SoftPak sales, although we also enter into subscription-based agreements for our Internet appliance offerings. We believe that a subscription-based pricing model will result in better predictability of future revenue, and will also better suit the cash flow requirements of our SME customers.

    EXPAND CUSTOMER BASE THROUGH OEM LICENSING

    redphish is an OEM licensing program that provides major hardware manufacturers, networking companies, and broadband service providers with a complete appliance solution that can be delivered on their hardware or third party platforms. Through redphish, we leverage our expertise in software development and delivery, along with our partners expertise in hardware design, manufacturing and distribution. Our redphish program is specifically designed to greatly increase market penetration with our licensed products by utilizing the distribution capabilities of our redphish partners. Our strategy is to continue to develop additional redphish licensing partnerships with key hardware and service providers, thus creating a larger installed base of InstaGate EX compatible systems, which can in turn be used to sell SoftPaks.

    CONTINUE TO INVEST IN WORLDWIDE GROWTH

    Widespread availability of broadband Internet access is a global phenomenon. We plan to continue to expand our direct presence in key non-US markets. During 1999, we established an office in Singapore and during 2000, we established offices in the United Kingdom, Japan, Hong Kong and Korea. In early 2001, we have established a presence in Zurich, Switzerland.

CONCENTRATION OF SALES

    During the fiscal years ended December 31, 2000 and 1999, we had one customer that accounted for 10% or more of our total revenue. For the fiscal year ended December 31, 2000, the customer accounted for 10% of revenue. We did not have an outstanding receivable related to this customer at December 31, 2000. For the fiscal year ended December 31, 1999, the customer represented 18% of our revenue and accounted for 34% of the gross accounts receivable at December 31, 1999.

CONCENTRATION OF PURCHASES

    During the fiscal years ended December 31, 2000 and December 31, 1999, we had two vendors and three vendors, respectively, that accounted for 10% or more of our purchases during those periods. For the fiscal year ended December 31, 2000, these two vendors represented 80% of the total purchases. For the fiscal year ended December 31, 1999, these three vendors represented 78% of the total purchases. Management believes that should any of these relationships be terminated, suitable replacements can be found in a timely manner.

MANUFACTURING OPERATIONS

    We currently outsource the manufacturing of most of our products to a third party manufacturer which provides us with a complete turnkey solution, including material acquisition, and build, test, and quality assurance functions to ISO 9001 specifications. The major goals of our outsourcing strategy are as follows:

    - To continue focusing on cost reduction, through creative material acquisition, strategic alliances, and through qualified sources of less expensive alternate parts; and

    - To negotiate labor costs for the build, test, and quality assurance processes, based upon higher volumes produced, resulting in decreased learning curves.

    In the third quarter of 2000, we entered into a relationship with a system design company to develop our EX2 product concept. Focusing on cost effective design concepts and production needs, manufacturing of the EX2 product will commence in early 2001, with motherboards being manufactured in Taiwan and final integration of the units being performed domestically.

    In late 2000, we further improved our online sales incident tracking systems to achieve accuracy and speed for single unit order placement in response to an increased need for custom or individually configured single unit drop shipments. Our new online ordering systems have assisted outside manufacturing sources to become efficient when producing multiple variations of products capable of being shipped directly to the customer within a 24 hour period from order request.

    We plan to continue to outsource the manufacturing of our products during 2001. Current manufacturing partners for OEM and legacy products will continue to be utilized. Outsourcing for new products will be directed to more sophisticated suppliers capable of supporting the technology and design needs for custom products.

    We continue to manufacture small volumes of certain legacy products internally. These legacy products remain at our facility, so that we are able to continue the drive for cost reductions to support product price erosion, coupled with anticipated discounts required for OEM situations.

INTELLECTUAL PROPERTY

    We regard our application software as proprietary and we intend to protect our software by relying upon patents, copyright rights, trade secret laws, internal non-disclosure agreements and transferability restrictions incorporated into our software license agreements. TEAM Internet and SiteFilter (with design) are registered trademarks owned by eSoft. InstaGate, InstaGate EX, InstaGate EX2, SoftPak, SoftPak Director, and redphish are all service marks and/or trademarks owned by eSoft. In addition, we have a patent application pending that is directed to various aspects of our SoftPak Director. We do not know whether this pending patent will be issued or, if issued, that the patent will not be challenged or invalidated. We provide our software products under either perpetual paid-up license agreements or monthly licensing agreements. Title to the software does not transfer to the customer. Program source listings are not released, which we believe further protects unauthorized transfers of our proprietary information, as well as the confidentiality of our trade secrets. We also use a combination of software programming and hardware devices to protect our products from unauthorized use or duplication. We also apply for trademarks for our product and SoftPak brand names. We cannot assure you that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

COMPETITION

    The markets for our products, services and subscribers are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of our products.

    We believe we compete favorably on the principal factors that will draw end users to a security appliance product, which include:

    - Depth of product functionality;

    - Ability to work with network components utilizing other operating systems such as Windows NT;

    - Scalability;

    - Product quality and performance;

    - Open systems architecture;

    - Strength of channel;

    - Brand name recognition;

    - Competitive pricing; and

    - Customer support.

    Our current and prospective competitors include OEMs, product manufacturers of Internet security products, and manufacturers of shared Internet access devices. Companies offering competitive products vary in scope and breadth of products and services offered and include security appliance manufacturers, such as Sonicwall, Watchguard, Checkpoint, Cisco and Nokia.

RESEARCH AND DEVELOPMENT EXPENDITURES

    We conduct research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop applications. Production costs for the development of the software used for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within its existing product lines. We did not capitalize any research and development expenditures in 2000. Costs for which technological feasibility had been established, which were capitalized in 1999, totaled $2,650. We incurred $3,626,000 of expenses relating to research and development costs in 2000, compared to $2,156,000 in 1999.

GOVERNMENT REGULATIONS

    We continue to have our products designed, built and tested to meet specific government/country regulations and certifications, including FCC, UL, cUL, TUV, VCCI, BSMI and CE requirements.

EMPLOYEES

    As of February 28, 2001, we had 82 full-time employees. This number includes 36 engineers/ technical support, nine in operations, four in marketing, 24 in sales, and nine in administration. None of our employees are represented by a labor union, and based on a recent company-wide employee opinion survey that was conducted, we believe that relations with our employees are very good.

ITEM 2. DESCRIPTION OF PROPERTY

    We maintain leased facilities at the locations listed below. We also maintain leases of other offices in Ohio and Minnesota. All locations are in good working condition and we believe that our current facilities will be adequate to support our operations through 2002. In the event that additional space is needed, we believe that additional or substitute space will be available on commercially reasonable terms.

FUNCTION                                             LOCATION
--------                               -------------------------------------
Corporate Headquarters                 295 Interlocken Blvd., Suite 500
                                       Broomfield, CO 80021

London                                 1000 Great West Road
                                       Brentford, Middlesex
                                       London, England TW8 9HH

Singapore                              361 Ubi Road # #02-03
                                       Singapore 408826

Korea                                  RM 215 Jungwoo, 13-15
                                       Yoido-dong, Youngdeungpo-ku

ITEM 3. LEGAL PROCEEDINGS

    We are not currently involved in any material legal proceedings. From time to time, we may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of our stockholders during the fourth quarter of 2000.

FACTORS THAT MAY AFFECT OUR RESULTS

    In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT SUCCEED OR BECOME PROFITABLE.

    We will need to generate significant revenues to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. If we do not achieve or sustain profitability, then we may be unable to continue our operations. We have incurred operating losses to date and we have not generated enough revenues to cover the substantial amounts that we have spent to develop and market our products and services. We had an accumulated deficit of $14,700,000 at December 31, 1999 and $30,700,000 at December 31, 2000.

    We expect to invest substantial financial and other resources to develop and introduce new products and services and expand our sales and marketing departments, strategic relationships and operating infrastructure. We expect that our expenses will continue to increase and we expect to continue experiencing operating losses and negative cash flow from operations for this fiscal year and for the foreseeable future.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT. THIS ALSO MAKES IT DIFFICULT TO FORECAST OUR FUTURE OPERATING RESULTS.

    We recently introduced several new products to the marketplace but we have not yet gained significant market exposure or demonstrable market acceptance for them. Our limited operating history makes it difficult to evaluate our business and to forecast our future operating results. As a result, you must consider the risks and uncertainties inherent in the development of a new business enterprise.

    The market for our products and services is evolving and uncertain, and if our products and services do not achieve market acceptance, our business will be harmed. Our future results of operations depend on whether the market accepts our current products and services as well as products and services that we intend to develop. As is typical in new and evolving markets, demand and market acceptance for our products and services are subject to a high level of uncertainty. Market acceptance of our products and services will depend on a number of factors, some of which are not in our control. The amount and timing of our revenues and profitability will be negatively impacted if the market for our products fails to develop or develops more slowly than we expect.

OUR OPERATING RESULTS MAY FLUCTUATE, MAKING IT LIKELY THAT, IN SOME FUTURE QUARTER OR QUARTERS, WE WILL FAIL TO MEET ANALYSTS' ESTIMATES OF OPERATING RESULTS OR FINANCIAL PERFORMANCE, CAUSING OUR STOCK PRICE TO FALL.

    If revenues decline in a quarter, our earnings will decline because many of our expenses are relatively fixed. In particular, engineering, selling and marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED, OUR SALES AND MARKETING AND PRODUCT DEVELOPMENT EFFORTS WOULD BE ADVERSELY AFFECTED. THIS COULD CAUSE OUR OPERATING RESULTS TO BE MATERIALLY HARMED.

    The continued development of our products and services and the expansion of our sales, marketing and customer support personnel will require significant additional capital. In addition, our efforts to develop other potential products, including the possible acquisition of technologies, products or companies, will require substantial additional capital. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. Our estimated funding requirements do not reflect any contingency amounts and may increase, perhaps substantially, if we are unable to generate revenues in the amount and within the time frame we expect or if we have unexpected cost increases. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory than what we desire, we may need to delay the development and marketing of our products or take other actions that could adversely affect our revenue growth and net income. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

OUR REVENUE GROWTH IS DEPENDENT ON THE CONTINUED GROWTH OF BROADBAND ACCESS SERVICES, WHICH ARE CURRENTLY IN EARLY STAGES OF DEVELOPMENT, AND IF SUCH SERVICES ARE NOT WIDELY ADOPTED OR WE ARE UNABLE TO ADDRESS THE ISSUES ASSOCIATED WITH THE DEVELOPMENT OF SUCH SERVICES, OUR SALES WILL BE ADVERSELY AFFECTED.

    Sales of our products depend on the increased use and widespread adoption of broadband access services, such as cable, DSL, Integrated Services Digital Network, or ISDN, Frame Relay and T-1. These broadband access services typically are more expensive in terms of required equipment and ongoing access charges than is the case with Internet dial-up access providers. Our business, prospects, results of operations and financial condition would be materially adversely affected if the use of broadband access services does not increase as anticipated or if our customers' access to broadband services is limited. Critical issues concerning use of broadband access services are unresolved and will likely affect the use of broadband access services. These issues include:

    - security;

    - reliability;

    - bandwidth;

    - congestion;

    - cost;

    - ease of access; and

    - quality of service.

    Even if these issues are resolved, if the market for products that provide broadband access to the Internet fails to develop, or develops at a slower pace than we anticipate, our business, prospects, results of operations and financial condition would be materially adversely affected.

    The broadband access services market is new and is characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changes in customer requirements and evolving industry standards. We may be unable to respond quickly or effectively to these developments. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing or future products obsolete, which would materially adversely affect our business, prospects, results of operations and financial condition.

    The emergence of new industry standards might require us to redesign our products. If our products fail to comply with widely adopted industry standards, our customers and potential customers may not purchase our products. This would have a material adverse effect on our business, prospects, results of operations and financial condition.

BECAUSE MANY POTENTIAL CUSTOMERS REMAIN UNAWARE OF THE NEED FOR INTERNET SECURITY OR MAY PERCEIVE IT AS COSTLY AND DIFFICULT TO IMPLEMENT, OUR PRODUCTS AND SERVICES MAY NOT ACHIEVE MARKET ACCEPTANCE.

    We believe that many potential customers in our target markets are not fully aware of the need for Internet security products and services. Historically, only enterprises having substantial resources have developed or purchased Internet security solutions. Also, there is a perception that Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for Internet security and we can convince our potential customers of our ability to provide this security in a cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for Internet security and the benefits of our products and services, our efforts may be unsuccessful.

    Even if we convince our target markets about the importance of and need for Internet security, we do not know if this will result in the sale of our products. We currently expect that almost all of our future revenue will be generated through sales of our InstaGate EX, InstaGate EX2, SoftPak products, and through our redphish partners including related services such as subscription and license fees. Our success depends on market acceptance of our products and services.

IF WE FAIL TO SUCCESSFULLY INTRODUCE OUR NEW PRODUCTS TO THE MARKETPLACE, OUR CUSTOMER BASE WILL LIKELY DECLINE.

    To maintain and increase our customer base, we have recently introduced several new products into the marketplace, including the InstaGate EX and the InstaGate EX2. We are not sure if these new products will be accepted by SMEs, which are our primary target market. If we are not successful in introducing these new products, our customer base will likely decline. Any delays in the introduction to market may result in postponement of future sales and erosion of our competitive position. If in the future our customers demand different products than the ones we have chosen to introduce into the marketplace, we will incur substantial additional costs in redeveloping our product and our operating results will be harmed.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE MARKET FOR INTERNET SECURITY PRODUCTS AND SERVICES, OUR BUSINESS WILL FAIL.

    The market for Internet security products is worldwide and highly competitive and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the dominant competitors in our industry are SonicWALL, Inc., Cisco Systems, Inc., WatchGuard Technologies, Inc., Check Point Software
Technologies Ltd., Nokia and Netserver. Other current and potential competitors include hardware, software and operating system vendors such as Axent Technologies, Inc., Lucent Technologies, Inc., Microsoft Corporation, Network Associates, Inc., Novell, Inc., Sun Microsystems Inc. and a number of smaller companies. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

RAPID CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS COULD RENDER OUR PRODUCTS AND SERVICES UNMARKETABLE OR OBSOLETE, AND WE MAY BE UNABLE TO INTRODUCE NEW PRODUCTS AND SERVICES SUCCESSFULLY.

    To succeed, we must continually change and improve our products in response to rapid technological developments and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. For example, we have recently shifted our focus from providing all-in-one Internet servers to providing Internet security products. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. The development of new, technologically advanced products and services is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends. Because Internet security technology is complex, it can require long development and testing periods. Releasing new products and services prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products and services, and we may experience delays in the future. When we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

IF OUR NEWLY ESTABLISHED RELATIONSHIPS WITH OEMS ARE UNSUCCESSFUL, OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND SERVICES WILL BE LIMITED.

    We have recently established relationships with several OEM partners to incorporate our InstaGate EX, InstaGate EX2 and SoftPaks into their products. If these OEM partners are unsuccessful in marketing and implementing our products, we will be unable to generate the levels of revenue we expect. Because our relationships with OEMs are new and unproven, we cannot predict the degree to which they will succeed in marketing and selling our products and services. The OEMs with which we have established relationships have not had an opportunity to fully develop and implement product or service offerings incorporating our products. We cannot predict how long our current or potential OEM partners will take to complete this development and implementation. Until and unless this development and implementation is achieved, our revenues from OEM partnerships will be limited. If our OEM partners fail to provide adequate installation, deployment and support of our products and services, end-users could choose not to purchase OEM products that include our solution. Our OEM partners will offer our products and services in combination with other products and services, some of which may be competitive with our products and services. In addition, we may be unable to maintain our existing relationships with OEM partners or establish new OEM relationships in the future.

IF OUR INTERNATIONAL DISTRIBUTORS FAIL TO PERFORM, OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES WILL BE LIMITED.

    We sell most of our products and services internationally through distributors and we expect our success in penetrating these markets to continue to depend in large part on their performance. Our distributors have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. The loss of these distributors, or a loss or reduction in sales, to competitive products offered by other companies, could adversely affect our revenues.

WE MAY FAIL TO ENGAGE IN STRATEGIC ACQUISITIONS, WHICH COULD LIMIT OUR FUTURE GROWTH.

    One of our strategies for growth is to engage in selective strategic acquisitions of key products, technologies or companies. Our ability to conduct such acquisitions is limited by our ability to identify potential acquisition candidates, obtain necessary financing and consummate the acquisitions. In the event we are unable to identify and take advantage of these opportunities, we may experience difficulties in growing our business. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

    If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The issuance of equity securities would dilute our existing stockholders.

IF WE DO NOT INCREASE OUR BRAND AND NAME RECOGNITION, OUR ABILITY TO SELL OUR PRODUCTS WILL BE REDUCED AND OUR BUSINESS AND OPERATING RESULTS WILL SUFFER.

    Most of our target customers are small- and medium-sized businesses. We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding this targeted customer base because we believe these targeted customers generally prefer to do business with established brands and companies. We also believe that the importance to us of name recognition and reputation will increase as competition in our market increases. Promotion and enhancement of our brand and name will depend on the effectiveness of our marketing and advertising efforts and on our ability to continue providing high-quality products and services. We may not be successful in either regard. If we are not successful, our ability to generate revenue will be limited.

CURRENTLY TWO VENDORS ACCOUNT FOR 80% OF OUR PURCHASES. IF WE DO NOT INCREASE THE NUMBER OF VENDORS, WE ARE AT RISK THAT SUPPLIES NECESSARY TO PRODUCE OUR PRODUCTS MAY BE UNAVAILABLE TO US IN THE FUTURE.

    We had two vendors that accounted for 80% of our total purchases for the fiscal year ended December 31, 2000. With this concentration of purchases, we are exposed to the risk that these vendors may be unable to support us in the future. We have explored the possibility of utilizing alternative vendors for certain purchases; however, we may not be able to quickly execute and have delivery from these alternative vendors to meet demand. An inability to source certain products from other vendors would likely have a material adverse impact on our ability to attain or maintain profitability.

OUR SUCCESS DEPENDS ON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL WHO MAY LEAVE US AT ANY TIME AND OUR ABILITY TO INTEGRATE NEW PERSONNEL, INCLUDING SEVERAL KEY MEMBERS OF OUR MANAGEMENT TEAM.

    Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. In particular, the loss of the services of Jeffrey J. Finn, our president and chief executive officer, Jason M. Rollings, our vice president of operations, Robert C.

Hartman, our vice president of engineering and Amy Beth Hansman, our vice president of finance, could harm our sales and operations. Although we have employment agreements with these officers, they and any other of our key personnel may leave us at any time. If any of our management team left or were seriously injured and unable to work, it could be costly and time consuming to replace them.

IF WE CANNOT ATTRACT, RETAIN, MOTIVATE AND INTEGRATE ADDITIONAL SKILLED PERSONNEL, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

    We are a small company with only 82 full-time employees. Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

OUR FAILURE TO MANAGE PLANNED GROWTH COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE REVENUES AND BECOME PROFITABLE.

    If we do not effectively manage our planned growth, our ability to significantly increase revenues and become profitable will be limited. We need to rapidly and significantly expand our operations. Our growth has strained and will continue to strain our management, financial controls, operations systems, personnel and other resources. If we do not manage our planned future growth effectively, our efforts to increase our customer base and product and service offerings may not be successful. In addition, our planned rapid growth could adversely affect our ability to provide services and technical support in a timely manner and in accordance with customer expectations. To manage growth of our operations, we must:

    - improve existing operational, financial and management information controls, reporting systems and procedures;

    - hire, train and manage additional qualified personnel; and

    - effectively manage multiple relationships with our customers, OEM partners, vendors and other third parties.

    We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

OUR BUSINESS WILL SUFFER IF OUR PRODUCTS CONTAIN DEFECTS OR DO NOT FUNCTION AS INTENDED, WHICH WOULD CAUSE OUR REVENUES TO DECLINE.

    Our products are complex, sophisticated and highly integrated. As a result, our products, as well as third-party software incorporated into our products, could contain erroneous data, design defects or software errors that could be difficult to detect and correct. Software defects could be found in our current or future products. If we fail to maintain the quality and integrity of our product or if our products malfunction, we would fail to achieve market acceptance and our business would suffer.

A SECURITY BREACH OF OUR INTERNAL SYSTEMS OR THOSE OF OUR CUSTOMERS COULD HARM OUR BUSINESS.

    Because we provide Internet security, we may become a greater target for attacks by computer hackers. We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Even networks protected by our products may be vulnerable to electronic break-ins and computer viruses. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have not experienced any act of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of Internet security occurs in our internal systems or those of our end-user customers, regardless of whether we cause the breach, it could adversely affect the market perception of our products and services. This could cause us to lose current and potential customers, resellers, distributors or other business partners.

WE MAY HAVE TO DEFEND LAWSUITS OR PAY DAMAGES IN CONNECTION WITH ANY ALLEGED OR ACTUAL FAILURE OF OUR PRODUCTS AND SERVICES.

    Because our products and services provide and monitor Internet security and may protect valuable information, we may face claims for product liability, tort or breach of warranty. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end-users using our products and services or interrupt their operations. If that happens, affected end-users or others may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by resellers or end-users. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable or ineffective. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.

OUR PRODUCTS CURRENTLY DEPEND ON COMPONENTS LICENSED FROM OTHER THIRD PARTIES, AND THE FAILURE TO MAINTAIN THESE LICENSES COULD RESULT IN THE LOSS OF ACCESS TO THESE COMPONENTS AND COULD DELAY OR SUSPEND OUR COMMERCIALIZATION EFFORTS.

    Our products incorporate technologies which are the subject of proprietary rights of others. We have obtained licenses for some of these technologies and may be required to obtain licenses for others. We may not be able to obtain any necessary licenses for the proprietary technology of other parties on commercially reasonable terms, or at all. In addition, one or more third parties whose software or technologies are used in our product might cease to make its software or other technologies available to us or to update such software or technologies as appropriate. We may not be able to develop alternative approaches if we are unable to obtain necessary licenses, or if third-party software or technologies become unavailable to us or obsolete. We cannot assure you that our current or future licenses will be adequate for the operation of our business. The failure to obtain necessary licenses or identify and implement alternative approaches could have a material adverse effect on our business, financial condition and results of operations.

OUR INTELLECTUAL PROPERTY PROTECTION MAY BE INADEQUATE, ALLOWING OTHERS TO USE OUR TECHNOLOGY OR SIMILAR TECHNOLOGIES, REDUCING OUR ABILITY TO COMPETE.

    The steps taken by us to protect our proprietary technology may be inadequate to prevent misappropriation of our technology by third parties or third parties may develop similar technology independently. We rely on a combination of trademark, copyright rights and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. However, these agreements may be breached or terminated, and we may not have adequate remedies for any breach. In addition, we currently have only one patent application pending in any jurisdiction and certain of our products are not protected by registered trademarks. The absence of such proprietary protection may diminish our ability to distinguish ourselves from other industry competitors. Moreover, a third party could copy or otherwise obtain and use our products or technology without authorization.

OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY OF OTHERS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY LITIGATION AND, IF WE ARE NOT SUCCESSFUL, COULD CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

    Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third-party's patents. We would have to obtain a license to sell our products if our products infringed another party's intellectual property. We might be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

    Our employees may be bound by confidentiality and other nondisclosure agreements regarding the trade secrets of their former employers. As a result, our employees or we could be subject to allegations of trade secret violations and other similar violations if claims are made that they breached these agreements.

GOVERNMENTAL REGULATIONS AFFECTING INTERNET SECURITY COULD AFFECT OUR REVENUES.

    Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This, in turn, could decrease demand for our products and services.

    In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and international Internet security market.

DOING BUSINESS OUTSIDE OF THE UNITED STATES INVOLVES NUMEROUS FACTORS THAT COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

    International operations involve numerous factors not typically present in domestic operations. If any one or more of these factors adversely affects us and we cannot effectively manage them, our business, operating results and financial condition could be significantly harmed. These factors include:

    - costs of operations in countries outside the United States;

    - licenses, tariffs and other trade barriers;

    - difficulties in staffing and managing remote operations;

    - potentially adverse tax consequences;

    - the burden of complying with multiple and complex laws, regulations and treaties;

    - currency fluctuations; and

    - political and economic instability.

OUR STOCK PRICE MAY BE VOLATILE AND YOUR INVESTMENT IN OUR STOCK COULD DECLINE IN VALUE.

    The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

    - announcements of technological innovations or new commercial products by our competitors or us;

    - developments concerning proprietary rights by our competitors or us;

    - developments concerning any development or marketing collaborations;

    - litigation;

    - economic and other external factors, including disasters or crises or; and

    - period-to-period fluctuations in financial results.

    In addition, the stock market and the market for Internet-related and technology companies in particular have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the performance of those companies. During the recent drops in value of the Nasdaq National Market, companies with ongoing losses like us were among the most vulnerable to sharp declines in value. You may not be able to sell your common stock at a price at or above the price at which you purchased it.

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION, WHICH IS EXPENSIVE AND COULD DIVERT OUR RESOURCES.

    Many companies with a volatile stock price have been subject to class-action litigation brought by security holders. If the market value of our common stock experiences adverse fluctuations, and we become involved in this type of litigation, we could incur substantial legal costs and our management's attention could be diverted, causing our business to suffer, regardless of the outcome of the litigation.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION. On August 6, 1998, the Company's stock began trading on the Nasdaq SmallCap Market under the symbol "ESFT" and began trading on the Nasdaq National Market on May 3, 2000. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

                                                                HIGH       LOW
                                                              --------   --------
2000 FISCAL YEAR
Fourth Quarter..............................................   $ 5.87     $  .78
Third Quarter...............................................   $ 9.43     $ 4.00
Second Quarter..............................................   $18.87     $ 6.63
First Quarter...............................................   $32.50     $15.00

1999 FISCAL YEAR
Fourth Quarter..............................................   $42.86     $ 3.00
Third Quarter...............................................   $ 6.13     $ 2.63
Second Quarter..............................................   $ 4.75     $ 2.13
First Quarter...............................................   $ 5.94     $ 2.75

    The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to eSoft, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

    HOLDERS. As of December 31, 2000, there were approximately 250 record holders of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

    DIVIDENDS. We have never declared a dividend on our common stock. We intend, for the foreseeable future, to retain all earnings, if any, for the development of our business opportunities. The payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions.

    SALES OF UNREGISTERED SECURITIES DURING THE FISCAL YEAR ENDED DECEMBER 31, 2000. Since January 1, 2000, we have sold and issued the following unregistered securities:

    On April 26, 2000, we entered into a Common Stock and Warrant Purchase and Investor Rights Agreement (the "Agreement") with Gateway Companies, Inc. ("Gateway") for Gateway's purchase of 1,281,591 shares of our common stock at $19.507 per share. The payment of the purchase price was to be made in two equal installments, with 50% paid at closing and 50% to be paid ninety days after the closing. On the closing date, we issued 640,796 shares of our common stock to Gateway upon the receipt of $12,500,00 from Gateway of the first half of the purchase price. As part of this transaction, we issued a warrant to Gateway to purchase up to 600,000 shares of our common stock at an exercise price of $19.507 per share, subject to certain anti-dilution provisions and adjustments (the "Initial Gateway Warrant"). The Initial Gateway Warrant vests based upon certain performance milestones and expires on April 26, 2005. This sale was made in reliance on Rule 506 of Regulation D of the Securities Act.

    On September 15, 2000, we and Gateway amended the Agreement by entering into a First Amendment to Stock and Warrant Purchase and Investor Rights Agreement (the "Amendment"), whereby the parties agreed that we would issue a Convertible Subordinated Promissory Note in the aggregate principal amount of $12,500,000 to Gateway (the "Gateway Note") instead of issuing the remaining 640,795 shares for the remaining 50% of the purchase price which was due 90 days after the initial closing described above. The Gateway Note is convertible at Gateway's option into a fixed number of shares of our common stock based on our ten day average closing price of our common stock, but at not less than $11.00 or more than $19.507 per share. As a part of the Amendment, we issued a warrant to Gateway to purchase up to 600,000 shares of our common stock at an exercise price of $11.00 per share, subject to certain anti-dilution provisions and adjustments (the "Replacement Gateway Warrant"), which warrant replaces the Initial Gateway Warrant. The Replacement Gateway Warrant vests based upon certain performance milestones and expires on April 26, 2005. This sale was made in reliance on Rule 506 of Regulation D of the Securities Act.

    At the same time, we purchased 30,000 shares of Gateway common stock for $3,000,000, a $1,219,500 premium over the fair market value of the securities on the date of purchase. The premium paid is recorded as a reduction to the carrying value of the debt securities issued to Gateway, which will result in additional non-cash interest expense over the term of the debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion and analysis should be read together with our consolidated financial statements and accompanying notes included elsewhere in this report on Form 10-KSB. The consolidated financial statements give retroactive effect to the mergers with Apexx and Technologic, and have been accounted for using the pooling of interests method, and as a result, the financial position, results of operations and cash flows are presented as if Apexx and Technologic had been consolidated with eSoft for all years presented. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

    REVENUE. In 2000, revenue totaled $8,771,000 versus revenue of $9,080,000 in 1999. This represents a decrease of $309,000, or 3%, over the comparable period in 1999. Our 2000 sales of Internet security appliance products was consistent with 1999. We continued to produce revenue from our legacy appliance products, as well as our new InstaGate EX Internet security appliance. Revenue from software development and license fees totaled $1,363,000 in 2000 versus revenue of $1,880,000 in 1999, a decrease of $517,000, or 28%. The decrease is due primarily to the timing of contracts and our revenue recognition policy, which recognizes revenue as the work is performed. We completed a significant amount of work in 1999 related to a $2.5 million development and license agreement. Software development and license fees revenue in 2000 was the result of the completion of this contract, as well as completion of additional agreements entered into in 2000. Revenue from subscriptions, maintenance and other services totaled $1,261,000 in 2000 compared to $1,034,000 in 1999, an increase of $227,000, or 22%. The majority of this revenue is derived from subscriptions for our Internet appliances and related technologies, which were launched in 2000 with the introduction of the InstaGate EX product. In addition, revenue is derived from maintenance and support agreements. International sales accounted for 26% of product revenue in 2000.

    GROSS PROFIT. Gross profit in 2000 was $4,379,000, or 50% of revenue, compared to $5,506,000, or 61% of revenue in 1999. This decrease is due in large part to the change in the mix of our revenue in 2000, whereby we generated less revenue from our higher-margin software development activities. In addition, we produced lower margins in both product sales and subscriptions, maintenance and other. Gross profit on product sales was 36% and 47% for 2000 and 1999, respectively. The decrease in margins is due primarily to below-average margins on product sales to a specific OEM partner, which generated significant sales in the fourth quarter of 2000. In addition, we have pursued a competitive pricing strategy for our newer appliance products, resulting in lower margins than we have historically produced. Gross profit on services was 85% and 93% for 2000 and 1999, respectively. The decrease is related to particularly high margins realized in 1999 from one of our customers. Gross profit on subscription, maintenance and other revenue was 80% and 82% for 2000 and 1999, respectively.

    OPERATING EXPENSES. Operating expenses increased from $15,949,000, or 176% of revenue in 1999, to $18,142,000, or 207% of revenue in 2000. This reflects an increase of $2,193,000, or 14%, which is the result of increased selling and marketing and research and development expenses, offset partially by decreases in our general and administrative expenses. Selling and marketing expenses increased $3,159,000, or 53%, from $5,978,000 in 1999 to $9,137,000 in 2000. The increase is attributable primarily to an extensive marketing campaign in relation to the launch of Smart DSL in the second half of 2000. In addition, payroll and related expenses were significantly higher in 2000, due to the hiring of additional personnel in connection with Smart DSL, and in connection with expanded product sales efforts domestically and internationally for our new appliance products and services. General and administrative expenses decreased $2,436,000, or 31%, from $7,815,000 in the 1999 period compared to total expenses of $5,379,000 in 2000. Approximately $1,625,000 of the decrease can be attributed to additional costs incurred in connection with the Apexx and Technologic mergers in 1999, as well as higher than normal amount of bad debt expense in 1999 due to the write off of a specific account. Research and development expenses increased $1,470,000, or 68%, from $2,156,000 in 1999 to $3,626,000 in 2000. Research and development expenses increased primarily due to development of the InstaGate EX product, which was launched in October 2000, other related products and services launched in 2000, and the next generation of our Internet appliance product, InstaGate EX2. Furthermore, services were outsourced for translation of the product into German, Spanish, French, Simplified and Traditional Chinese, Korean, and Japanese.

    OTHER (INCOME) EXPENSE. Interest income increased $947,650, or 1470%, during 2000 due primarily to increased average cash and cash equivalent balances from proceeds of the private placement of equity and debt securities in April and September of 2000. Interest expense increased $361,000 during 2000 from $528,000 in 1999 to $889,000 in 2000, primarily attributable to the interest and discount amortization on the convertible subordinated debentures issued in 1999 and 2000, and the amortization of associated deferred financing costs.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect for a change in accounting principle of $2,370,000 in 2000 results from the deemed beneficial conversion feature related to the convertible debt that was issued in 1999. At the date of issuance, we had concluded that there was no beneficial conversion feature based upon the stated conversion price of the convertible debt. However, in November 2000 the Emerging Issues Task Force clarified the measurement and treatment of beneficial conversion features in Issue No. 00-27. In accordance with the new guidance, we determined that the 1999 convertible debentures did include a beneficial conversion feature, valued at $2,370,000. As a result, we have recorded the cumulative effect of this change in our statement of operations in the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    On April 26, 2000, we completed the sale of 640,796 shares of our common stock to Gateway Companies, Inc. for $19.507 per share, resulting in total proceeds of $12,500,000. On September 15, 2000, we issued a Convertible Subordinated Promissory Note in the aggregate principal amount of $12,500,000 to Gateway. The note matures on September 15, 2004 and bears interest at a rate of seven percent per annum. The note is convertible at Gateway's option into a fixed number of shares of our common stock based on our ten day average closing price of our common stock, but at not less than $11.00 or more than $19.507 per share. As part of this transaction, we issued a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $11.00, subject to certain anti-dilution provisions and adjustments. The warrant vests based upon certain performance milestones and expires on April 26, 2005. At this time, we have determined the fair value of the warrant to be nominal. However, we are required to re-measure the fair value of the warrant until such time that it vests. Changes in the fair value of the warrant will be recorded in equity and amortized into income over the vesting period.

    At the same time, we purchased 30,000 shares of Gateway common stock for $3,000,000, a $1,219,500 premium over the fair market value of the securities on the date of purchase. The premium paid is recorded as a reduction to the carrying value of the debt securities issued to Gateway, which will result in additional non-cash interest expense over the term of the debt.

    As of December 31, 2000, the fair market value of the investment in Gateway common stock had declined to $540,000. This decline has been recognized as an unrealized loss, which did not impact our reported net loss for the year then ended. At that time, we concluded that due to the short period of time from our initial investment to the end of the reporting period and the short period of time over which the decline occurred, that the decline was temporary. However, we continue to monitor our investment for permanent impairment. If we conclude that the decline in fair value is other than temporary, we will realize an impairment loss in the statement of operations and establish a new cost basis for our investment. As of March 1, 2001, the fair market value of our investment was $472,500. Accordingly, we anticipate that it is reasonably possible that we may recognize an impairment of our investment should the fair value of our investment not recover.

    Our cash position on December 31, 2000 was $20,128,000, an increase of $11,552,000 from 1999, primarily due to $25 million in proceeds from the sale of equity and debt securities in 2000. Our working capital has improved significantly over the last twelve months, from $10,012,000 at December 31, 1999 to $19,950,000 at December 31, 2000, an increase of $9,938,000. We have expended $1,278,000 in capital expenditures in 2000, mainly attributable to additional computers purchased for new employees, an investment made in a customer relations management system, and leasehold improvements related to additional space leased for expanded operations. We anticipate that we will continue to generate losses in support of our growth initiatives and, coincidentally, expect continued negative cash flow from operations in 2001. However, we are continuing to improve our cash management efforts and reduce operating costs where possible. We believe that our cash on hand at December 31, 2000 will be sufficient to meet our working capital needs for the foreseeable future.

    We anticipate that we will continue to pursue acquisitions that complement and leverage the existing technology base as part of our growth strategy. If acquisitions are consummated, additional capital may be required. We believe that we will continue to incur losses until the end of 2001, when sales growth is anticipated to reach a level to offset the aggressive sales growth strategy.

CASH FLOW

    Net cash used in operating activities for the year ended December 31, 2000 was $9,941,000 compared with $8,765,000 for the year ended December 31, 1999. The increase of $1,176,000 for the 2000 period compared to the 1999 period was due to an increase in the net loss. This increase in net loss was primarily the result of the intensive Smart DSL business launch during the third quarter of 2000. Other factors include the decline in product sales revenue due to the move to the subscription revenue model, lower gross margins associated with sales of new products and sales of hardware to OEMs, increased selling and marketing expenses, general and administrative expenses necessary to ramp quarterly sales growth rates, the launch and subsequent close of Smart DSL, and the close of the Atlanta facility. The decrease in cash attributable to results of operations was offset partially by a $2 million decrease in our non-cash net working capital.

    Net cash used by investing activities for the twelve months ended
December 31, 2000 was $3,059,000, compared with $1,933,000 provided by investing activities for the twelve months ended December 31, 1999. The increased use of cash of $4,991,000 was primarily due to $2,000,000 of investments proceeds in 1999 versus none in 2000, and purchases of $1,781,000 of investments and $1,278,000 of property and equipment in 2000.

    Net cash provided by financing activities for the twelve months ended December 31, 2000 was $24,552,000 resulting primarily from proceeds from the sale of common stock of $13,231,000 and proceeds from the sale of debt securities of $11,281,000. Financing activities during 1999 included net proceeds of approximately $4,397,000 received as a result of the issuance of convertible subordinated debentures. Proceeds of $500,000 were received from a private stock transaction resulting in the issuance of 156,250 shares of common stock. In addition, $3,000,000 was received from a private stock transaction resulting from the issuance of 666,666 shares of common stock. The exercise of options and warrants resulted in cash proceeds of $7,140,000 in 1999.

INCOME TAXES

    Income taxes consist of federal, state and local taxes. We expect significant net losses for the foreseeable future that should generate net operating loss carryforwards. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations. Significant changes in ownership may also limit our ability to utilize our net operating loss carryforwards. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. If we achieve operating profits and the net operating loss carryforwards have been exhausted or have expired, we may experience significant tax expense. We have recorded no provision or benefit for federal and state income taxes because we incurred net operating losses from inception through December 31, 2000. As of December 31, 2000 we had a net operating loss carryforward of approximately
$33 million for federal and state income tax reporting purposes, which begins to expire in 2011. We have established a valuation allowance against the entire amount of our deferred tax asset because our management has not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133," or SFAS No. 137. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. We do not typically enter into arrangements that would fall under the scope of SFAS No. 133 and thus, we believe that SFAS No. 133 will not significantly affect our financial condition and results of operations.

    In December 1999 the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. We adopted SAB 101 as of January 1, 2000. The adoption did not have a significant effect on our financial results, as our revenue recognition policies were already consistent with SAB 101.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," or FIN No. 44. FIN No. 44 clarifies the application of APB
No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 became effective on July 1, 2000, except for certain transactions, and has been applied on a prospective basis. The implementation of FIN No. 44 did not have a significant impact on our results of operations and financial position.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

    Our consolidated financial statements and related notes thereto required by this item are included in this report beginning on page F-1.

Report of Independent Public Accountants--Arthur Andersen,
  LLP.......................................................                  F-2
Report of Independent Public Accountants--BDO Seidman,
  LLP.......................................................                  F-3
Consolidated Balance Sheet at December 31, 2000.............           F-4 -- F-5
Consolidated Statements of Operations and Comprehensive Loss
  for the Years Ended December 31, 2000 and 1999............                  F-6
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000 and 1999....................                  F-7
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999................................                  F-8
Summary of Accounting Policies..............................          F-9 -- F-14
Notes to Consolidated Financial Statements..................         F-15 -- F-28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    On July 12, 2000, we orally dismissed the accounting firm of BDO Seidman, LLP as our independent accountants effective July 12, 2000. On July 12, 2000, we received a letter from BDO Seidman, LLP indicating that the client-auditor relationship between us and BDO Seidman, LLP had ceased. BDO Seidman, LLP's reports on the financial statements for the past two years have contained no adverse opinions or disclaimers of opinion and were not qualified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 1998 and 1999 and subsequent interim periods preceding such dismissal, the accountant's reports were unqualified and there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which would have caused the former accountants to make reference in their report to such disagreements if not resolved to their satisfaction. Our Audit Committee and Board of Directors approved the decision to change independent accountants from BDO Seidman, LLP to Arthur Andersen LLP.

    On July 12, 2000, we engaged Arthur Andersen LLP as our new independent accountants for the fiscal year ending December 31, 2000. Prior to July 2000, we had not consulted with Arthur Andersen LLP on items which involved our accounting principles or the type of audit opinion to be issued on our financial statements, but did discuss with Arthur Andersen LLP its engagement fees and standard engagement terms for serving as our auditors.

                                    PART III

    Our Proxy Statement for our 2001 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required under
Part III (Items 9, 10, 11 and 12).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
         3.1            Certificate of Incorporation (filed with Amendment No. 1 to
                        Registration Statement on Form 10-SB on February 18, 1998
                        and incorporated herein by reference).

         3.2            Certificate of Amendment to Certificate of Incorporation
                        (filed with Registration Statement on Form S-4 on March 19,
                        1999 and incorporated herein by reference).

         3.3            Bylaws (filed with Registration Statement on Form 10-SB on
                        December 22, 1997 and incorporated herein by reference).

         4.1            Reference is made to Exhibits 3.1, 3.2 and 3.3.

         4.2 +          eSoft, Inc. Equity Compensation Plan (as amended through
                        May 20, 1999) (filed with Registration Statement on
                        Form S-8 on November 17, 1999 and incorporated herein by reference).

         4.3 +          Apexx Technology Incorporated Restricted Stock Option Plan
                        (filed with Registration Statement on Form S-8 on June 7,
                        1999 and incorporated herein by reference).

         4.4 +          Apexx Technology Incorporated Founders Non-Qualified Stock
                        Option Plan (filed with Registration Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).

         4.5 +          Apexx Technology Incorporated 1998 Stock Plan (filed with
                        Registration Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
         4.6 +          Apexx Technology Incorporated 1994 Stock Plan (filed with
                        Registration Statement on Form S-8 on June 7, 1999 and
                        incorporated herein by reference).

         4.7 +          Technologic, Inc. 1994 Stock Option Plan (filed with
                        Registration Statement on Form S-8 on November 17, 1999 and
                        incorporated herein by reference).

         4.8 +          Amendment to Technologic, Inc. 1994 Stock Option Plan (filed with Registration Statement on Form S-8 on November 17, 1999 and incorporated herein by reference).

         4.9            Debenture dated June 10, 1999 between eSoft, Inc. and Brown
                        Simpson Strategic Growth Fund, Ltd. (filed with Current
                        Report on Form 8-K on June 28, 1999 and incorporated herein by reference).

         4.10           Debenture dated June 10, 1999 between eSoft, Inc. and Brown
                        Simpson Strategic Growth Fund, L.P. (filed with Current
                        Report on Form 8-K on June 28, 1999 and incorporated herein by reference).

         4.11           Stock Purchase Warrant dated June 10, 1999 between
                        eSoft, Inc. and Brown Simpson Strategic Growth Fund, Ltd.
                        (filed with Current Report on Form 8-K on June 28, 1999 and incorporated herein by reference).

         4.12           Stock Purchase Warrant dated June 10, 1999 between
                        eSoft, Inc. and Brown Simpson Strategic Growth Fund, L.P.
                        (filed with Current Report on Form 8-K on June 28, 1999 and incorporated herein by reference).

         4.13*          Convertible Subordinated Promissory Note, dated September
                        15, 2000, between Gateway and eSoft.

         4.14*          Warrant to Purchase Common Stock, dated September 15, 2000, issued to Gateway.

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

        10.6 +          Transition Agreement dated November 1, 1999, between Philip
                        Becker and eSoft (filed with Annual Report on Form 10-KSB on
                        March 30, 2000 and incorporated herein by reference).

        10.7 +          Employment Agreement dated November 6, 1998 between Jeffrey
                        Finn and eSoft (filed with Registration Statement on
                        Form S-4 on March 19, 1999 and incorporated herein by
                        reference).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
        10.9 +          Employment Agreement dated September 10, 1999 between Brian
                        E. Cohen and eSoft (filed with current report on Form 8-K on
                        September 27, 1999 and incorporated herein by reference).

        10.10+          Employment Agreement by and between eSoft, Inc. and Perry
                        Flinn (filed with current report on Form 8-K on September 27, 1999 and incorporated herein by reference).

        10.11+          Employment Letter dated October 7, 1997 between Jason M.
                        Rollings and eSoft (filed with Amendment No. 2 to
                        Registration Statement on Form SB-2, filed April 17, 1998 and incorporated herein by reference).

        10.12+          Employment Agreement, dated December 15, 1998, between Jane
                        Merickel and eSoft (filed with Registration Statement on
                        Form S-4 on March 19, 1999 and incorporated herein by
                        reference).

        10.13+          Employment Agreement dated November 4, 1999 between Scott
                        Hickman and eSoft (filed with Annual Report on Form 10-KSB on March 30, 2000 and incorporated herein by reference).

        10.14+          Employment Agreement dated May 1, 1999 between Amy Beth
                        Hansman and eSoft (filed with Annual Report on Form 10-KSB on March 30, 2000 and incorporated herein by reference).

        10.15+          2000 Employee Stock Purchase Plan (filed with Registration
                        Statement on Form S-8 on December 6, 2000 and incorporated herein by reference).

        10.16+          Employment Agreement dated February 1, 2000 between Robert
                        C. Hartman and eSoft (filed with Annual Report on
                        Form 10-KSB on March 30, 2000 and incorporated herein by reference).

        10.17*+         Restricted Stock Award Grant Notice to Jeffrey J. Finn dated
                        November 17, 2000.

        10.18*+ Restricted Stock Award Grant Notice to Robert C. Hartman dated November 17, 2000.

        10.19*+ Restricted Stock Award Grant Notice to Amy Beth Hansman dated November 17, 2000.

        10.20           Stock and Warrant Purchase and Investor Rights Agreement,
                        dated as of April 26, 2000, between Gateway Companies, Inc.
                        ("Gateway") and eSoft (filed by Gateway on Schedule 13D on
                        May 8, 2000 and incorporated herein by reference.)

        10.21*          First Amendment to Stock and Warrant Purchase and Investor
                        Rights Agreement, dated as of September 15, 2000 between
                        Gateway and eSoft.

        21.1            Subsidiaries of eSoft (filed with Annual Report on
                        Form 10-KSB on March 30, 2000 and incorporated herein by reference).

        23.1*           Consent of Arthur Andersen LLP.

        23.2*           Consent of BDO Seidman, LLP.

------------------------

*   Filed herewith.

+  Indicates management contract or compensatory plan or arrangement.

REPORTS ON FORM 8-K

    1. We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ESOFT, INC.

                                                       BY:               /S/ JEFFREY FINN
                                                            -----------------------------------------
                                                                           Jeffrey Finn
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 23, 2001

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Finn and Amy Beth Hansman, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                                                       President, Chief Executive
                  /s/ JEFFREY FINN                       Officer and Director
     -------------------------------------------         (PRINCIPAL EXECUTIVE           March 23, 2001
                    Jeffrey Finn                         OFFICER)

                                                       Vice President of Finance and
                /s/ AMY BETH HANSMAN                     Secretary (PRINCIPAL
     -------------------------------------------         FINANCIAL AND ACCOUNTING       March 23, 2001
                  Amy Beth Hansman                       OFFICER)

                /s/ JAMES DESORRENTO                   Director
     -------------------------------------------                                        March 23, 2001
                  James DeSorrento

                /s/ RICHARD EYESTONE                   Director
     -------------------------------------------                                        March 23, 2001
                  Richard Eyestone

                  /s/ RICHARD RICE                     Director
     -------------------------------------------                                        March 23, 2001
                    Richard Rice

                 /s/ FREDERICK FRANK                   Director
     -------------------------------------------                                        March 23, 2001
                   Frederick Frank

                              FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

Report of Independent Public Accountants--Arthur Andersen,
  LLP.......................................................                  F-2

Report of Independent Public Accountants--BDO Seidman,
  LLP.......................................................                  F-3

Consolidated Balance Sheet as of December 31, 2000..........           F-4 -- F-5

Consolidated Statements of Operations and Comprehensive Loss
  for the Years Ended December 31, 2000 and 1999............                  F-6

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000 and 1999....................                  F-7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999................................                  F-8

Summary of Accounting Policies..............................          F-9 -- F-14

Notes to Consolidated Financial Statements..................         F-15 -- F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To eSoft, Inc.:

We have audited the accompanying consolidated balance sheet of eSoft, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSoft, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 5 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of accounting for beneficial conversion features of convertible instruments.

/s/ Arthur Andersen, LLP

Denver, Colorado,
January 25, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
eSoft, Inc. and subsidiaries
Broomfield, Colorado

We have audited the accompanying consolidated statement of operations and comprehensive loss, stockholders' equity and cash flows of eSoft, Inc. and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of eSoft, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Denver, Colorado
March 1, 2000

                          ESOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                                     2000
------------                                                  -----------
ASSETS
CURRENT:
  Cash and cash equivalents.................................  $20,128,119
  Available-for-sale securities.............................      539,700
  Accounts receivable:
    Trade, less allowance of $594,876 for sales returns and
      doubtful accounts.....................................    1,303,172
    Related party...........................................      101,000
  Inventories, net..........................................      377,725
  Prepaid expenses and other................................      280,096
                                                              -----------
Total current assets........................................   22,729,812
                                                              -----------
PROPERTY AND EQUIPMENT:
  Computer equipment........................................    1,648,713
  Furniture and equipment...................................      513,582
  Leasehold improvements....................................      211,023
  Automobiles...............................................       70,185
                                                              -----------
                                                                2,443,503
Less accumulated depreciation...............................   (1,102,132)
                                                              -----------
Net property and equipment..................................    1,341,371
                                                              -----------
OTHER ASSETS:
  Capitalized software development costs, net of accumulated
    amortization of $996,804................................      187,371
  Deferred financing costs, net of accumulated amortization
    of $147,647.............................................      167,273
  Other.....................................................       76,496
                                                              -----------
Total other assets..........................................      431,140
                                                              -----------
                                                              $24,502,323
                                                              ===========

   THE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
        FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS BALANCE SHEET.

                          ESOFT, INC. AND SUBSIDIARIES

DECEMBER 31,                                                     2000
------------                                                  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable..........................................  $   563,887
  Accrued expenses:
    Payroll and related expenses............................      230,811
    Consulting and design...................................      232,500
    Other...................................................      989,429
  Deferred revenue..........................................      763,818
                                                              -----------
Total current liabilities...................................    2,780,445
LONG TERM:
  Convertible debentures....................................   12,893,948
                                                              -----------
Total liabilities...........................................   15,674,393
                                                              -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none outstanding............................           --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 15,564,867 shares issued and outstanding....      155,648
  Additional paid-in capital................................   40,861,263
  Notes receivable from stockholders........................     (234,060)
  Accumulated other comprehensive loss......................   (1,240,800)
  Accumulated deficit.......................................  (30,714,121)
                                                              -----------
Total stockholders' equity..................................    8,827,930
                                                              -----------
                                                              $24,502,323
                                                              ===========

   THE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
        FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS BALANCE SHEET.

                          ESOFT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEAR ENDED DECEMBER 31,                                           2000           1999
-----------------------                                       ------------   ------------
REVENUE:
  Product sales.............................................  $  6,146,974   $  6,165,525
  Software development & license fees.......................     1,362,501      1,880,296
  Subscriptions, maintenance and other......................     1,261,414      1,033,826
                                                              ------------   ------------
Total revenue...............................................     8,770,889      9,079,647
COST OF REVENUE:
  Product sales.............................................     3,940,663      3,253,633
  Software development & license fees.......................       201,446        134,823
  Subscriptions, maintenance and other......................       250,226        185,239
                                                              ------------   ------------
Total cost of revenue.......................................     4,392,335      3,573,695
                                                              ------------   ------------
GROSS PROFIT................................................     4,378,554      5,505,952
EXPENSES:
  Selling and marketing.....................................     9,136,902      5,978,259
  General and administrative................................     5,378,662      7,814,655
  Research and development..................................     3,626,360      2,155,935
                                                              ------------   ------------
Total costs and expenses....................................    18,141,924     15,948,849
                                                              ------------   ------------
LOSS FROM OPERATIONS........................................   (13,763,370)   (10,442,897)
                                                              ------------   ------------
OTHER (INCOME) EXPENSE:
  Interest income...........................................    (1,012,117)       (64,467)
  Interest expense..........................................       888,603        527,967
  Realized gain on trading securities.......................            --       (109,445)
  Other income, net.........................................            --        (11,348)
                                                              ------------   ------------
Total other (income) expense................................      (123,514)       342,707
                                                              ------------   ------------
Net loss before cumulative effect of change in accounting
  principle.................................................   (13,639,856)   (10,785,604)
Cumulative effect of change in accounting principle:........                           --
  Deemed financing cost for beneficial conversion feature of
    debentures..............................................    (2,369,912)            --
                                                              ============   ============
NET LOSS....................................................  $(16,009,768)  $(10,785,604)
                                                              ============   ============
BASIC AND DILUTED LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................  $      (0.90)  $      (1.00)
                                                              ============   ============
BASIC AND DILUTED LOSS PER COMMON SHARE.....................  $      (1.06)  $      (1.00)
                                                              ============   ============
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC
  AND DILUTED...............................................    15,132,065     10,782,235
                                                              ============   ============
COMPREHENSIVE LOSS:
  Net loss..................................................  $(16,009,768)  $(10,785,604)
  Other comprehensive loss:
    Net unrealized loss on available for sale securities....    (1,240,800)            --
                                                              ------------   ------------
Comprehensive loss..........................................  $(17,250,568)  $(10,785,604)
                                                              ============   ============

   THE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          ESOFT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                ACCUMULATED
                                             COMMON STOCK        ADDITIONAL                        OTHER
                                         ---------------------     PAID-IN     SUBSCRIPTIONS   COMPREHENSIVE   ACCUMULATED
YEARS ENDED DECEMBER 31, 1999 AND 2000     SHARES      AMOUNT      CAPITAL      RECEIVABLE         LOSS          DEFICIT
--------------------------------------   ----------   --------   -----------   -------------   -------------   ------------
Balances, December 31, 1998...            9,694,673   $ 96,947   $10,215,840     $      --      $        --    $ (4,303,689)
  Issuance of options to distributor...          --         --        15,644            --               --              --
  Issuance of compensatory options..             --         --        40,584            --               --              --
  Issuance of options to consultants..           --         --        73,584            --               --              --
  Exercise of warrants and options...     2,768,506     27,684     7,112,299            --               --              --
  Issuance of stock pursuant to private
    placement, May 1999...                  156,250      1,563       498,437            --               --              --
  Issuance of common stock for payment
    on accounts payable...                    5,500         55        21,945            --               --              --
  Issuance of warrants pursuant to
    private placement of debt,
    June 1999...                                 --         --     1,478,325            --               --              --
  Issuance of common stock pursuant to
    private placement,
    November 1999...                        666,666      6,666     2,993,330            --               --              --
  Issuance of common stock to
    brokers...                               75,000        750       289,875            --               --              --
  Issuance of common stock for bonus...       7,080         71        26,227            --               --              --
  Issuance of warrants pursuant to
    placement of debt,
    September 1999...                            --         --       968,308            --               --              --
  Issuance of notes receivable for
    exercise of options and warrants,
    net of collection...                    146,709      1,467       207,567       (39,704)              --              --
  Conversion of $3,000,000 of
    debentures to common stock (net of
    unamortized discount and financing
    costs of $1,564,550)...                 766,773      7,668     1,427,782            --               --              --
  Interest expense paid in stock upon
    conversion of debt...                     1,918         19        15,013            --               --              --
  Reclassification of
    Technologic, Inc. subchapter
    S-corporation losses..                       --         --      (384,940)           --               --         384,940
  Net loss for the year...                       --         --            --            --               --     (10,785,604)
                                         ----------   --------   -----------     ---------      -----------    ------------
Balances, December 31, 1999...           14,289,075   $142,890   $24,999,820     $ (39,704)     $        --    $(14,704,353)
                                         ==========   ========   ===========     =========      ===========    ============
  Issuance of common stock pursuant to
    private placement, April 2000..         640,796      6,408    12,493,592            --               --              --
  Issurance of common stock upon
    exercise of warrants and options..      538,184      5,382       725,418            --               --              --
  Issuance of common stock for bonus...       2,812         28        38,461            --               --              --
  Issuance of notes receivable for
    exercise of options and sale of
    stock, net of collections...             94,000        940       234,060      (194,356)              --              --
  Beneficial conversion feature of
    convertible debentures...                                      2,369,912                             --              --
  Net unrealized loss on available-
    for-sale securities...                       --         --            --            --       (1,240,800)             --
  Net loss for the year...                       --         --            --            --               --     (16,009,768)
                                         ----------   --------   -----------     ---------      -----------    ------------
Balances, December 31, 2000...           15,564,867   $155,648   $40,861,263     $(234,060)     $(1,240,800)   $(30,714,121)
                                         ==========   ========   ===========     =========      ===========    ============


                                             TOTAL
                                         STOCKHOLDERS'
YEARS ENDED DECEMBER 31, 1999 AND 2000      EQUITY
--------------------------------------   -------------
Balances, December 31, 1998...           $  6,009,098
  Issuance of options to distributor...        15,644
  Issuance of compensatory options..           40,584
  Issuance of options to consultants..         73,584
  Exercise of warrants and options...       7,139,983
  Issuance of stock pursuant to private
    placement, May 1999...                    500,000
  Issuance of common stock for payment
    on accounts payable...                     22,000
  Issuance of warrants pursuant to
    private placement of debt,
    June 1999...                            1,478,325
  Issuance of common stock pursuant to
    private placement,
    November 1999...                        2,999,996
  Issuance of common stock to
    brokers...                                290,625
  Issuance of common stock for bonus...        26,298
  Issuance of warrants pursuant to
    placement of debt,
    September 1999...                         968,308
  Issuance of notes receivable for
    exercise of options and warrants,
    net of collection...                      169,330
  Conversion of $3,000,000 of
    debentures to common stock (net of
    unamortized discount and financing
    costs of $1,564,550)...                 1,435,450
  Interest expense paid in stock upon
    conversion of debt...                      15,032
  Reclassification of
    Technologic, Inc. subchapter
    S-corporation losses..                         --
  Net loss for the year...                (10,785,604)
                                         ------------
Balances, December 31, 1999...           $ 10,398,653
                                         ============
  Issuance of common stock pursuant to
    private placement, April 2000..        12,500,000
  Issurance of common stock upon
    exercise of warrants and options..        730,800
  Issuance of common stock for bonus...        38,489
  Issuance of notes receivable for
    exercise of options and sale of
    stock, net of collections...               40,644
  Beneficial conversion feature of
    convertible debentures...               2,369,912
  Net unrealized loss on available-
    for-sale securities...                 (1,240,800)
  Net loss for the year...                (16,009,768)
                                         ------------
Balances, December 31, 2000...           $  8,827,930
                                         ============

   THE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          ESOFT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                           2000           1999
-----------------------                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(16,009,768)  $(10,785,604)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,011,335        351,599
    Provision for losses on accounts receivable.............       636,000      1,632,872
    Amortization of debt discounts and financing costs......       531,136        399,889
    Issuance of common stock for compensation...............        38,489        446,735
    Cumulative effect for change in accounting principle....     2,369,912             --
    Other...................................................            --        295,014
    Changes in operating assets and liabilities:
      Accounts receivable...................................       326,799     (1,168,862)
      Inventories, net......................................       294,966        945,198
      Prepaid expenses and other............................      (121,835)        (6,059)
      Other assets..........................................       (36,939)       (32,518)
      Accounts payable......................................      (267,609)      (643,780)
      Accrued expenses and other............................       811,942       (229,739)
      Deferred revenue......................................       474,228         30,283
                                                              ------------   ------------
Net cash used in operating activities.......................    (9,941,344)    (8,764,972)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments...................................    (1,780,500)            --
  Proceeds from sale of investments.........................            --      2,000,000
  Purchase of property and equipment........................    (1,278,036)      (161,861)
  Proceeds from sale of assets..............................            --         12,289
  Deposit on leased facilities..............................            --         85,000
  Additions to capitalized software.........................            --         (2,650)
                                                              ------------   ------------
Net cash (used in) provided by investing activities.........    (3,058,536)     1,932,778
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of convertible debentures......    11,280,500      4,950,000
  Proceeds from exercise of options, warrants and sale of
    stock...................................................    13,230,800     10,639,999
  Debt offering costs paid..................................            --       (552,767)
  Proceeds from collection of stock subscription
    receivable..............................................        40,644        171,122
  Proceeds from short-term debt.............................            --        122,513
  Payments on short-term debt...............................            --       (615,438)
  Repayment on margin loan for investments..................            --        (39,544)
                                                              ------------   ------------
Net cash provided by financing activities...................    24,551,944     14,675,865
                                                              ------------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    11,552,064      7,843,671
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     8,576,055        732,384
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 20,128,119   $  8,576,055
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    102,283   $    113,046
                                                              ============   ============

   THE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          ESOFT, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS

    eSoft, Inc., a Delaware corporation, and subsidiaries (collectively the "Company" or "eSoft") develops and markets Internet security solutions. The Company has developed software, which is integrated with proprietary hardware that addresses the Internet security needs of its small to medium sized business customers. The software contains full access control for its remote access features. The Company was incorporated in Colorado in 1984 and reincorporated in Delaware in February 1998. The Company headquarters are in Broomfield, Colorado.

    Effective May 25, 1999, the Company completed a merger with Apexx Technology, Inc. ("Apexx"), a provider of internet connectivity solutions located in Boise, Idaho. This merger provided for the exchange of all of the outstanding stock of Apexx for 1,591,365 shares of eSoft common stock and for the conversion of all Apexx stock options into eSoft stock options to acquire 1,356,003 shares of eSoft common stock. This merger was accounted for as a pooling of interests.

    Effective September 10, 1999, the Company completed a merger with Technologic, Inc. ("Technologic"), a provider of internet connectivity solutions located in Norcross, Georgia. This merger provided for the exchange of all of the outstanding stock of Technologic for 1,244,435 shares of eSoft common stock and for the conversion of all Technologic stock options into eSoft stock options to acquire 180,565 shares of eSoft common stock. This merger was accounted for as a pooling of interests.

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Apexx and Technologic. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

CASH EQUIVALENTS

    The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVESTMENT SECURITIES

    Investment securities are classified as either held-to-maturity, available-for-sale or trading. Investment securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities classified as available-for-sale are carried at their estimated market value with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Investment securities classified as trading are carried at estimated market value. Unrealized holding gains and losses for trading securities are included in the statements of operations. Gains and losses on securities sold are determined based on the specific identification of the securities sold. The Company held equity securities in one company at December 31, 2000 and no investment securities at December 31, 1999.

                          ESOFT, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

INVENTORIES

    Inventories, consisting primarily of purchased goods, are valued at the lower of cost (weighted-average) or market.

PROPERTY AND EQUIPMENT

    All additions of property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives (ranging from three to seven years) of the assets.

    Depreciation expense for the years ended December 31, 2000 and 1999, was $496,887 and $184,294, respectively.

CAPITALIZED SOFTWARE COSTS

    Software development costs for new software products to be sold or marketed externally for resale are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of amortized cost or net realizable value. The Company recognizes the greater amount of annual amortization of capitalized software costs under 1) the ratio of current year revenues by product, to the product's total estimated revenues method or
2) over the products estimated economic useful life by the straight-line method. During 2000 and 1999, for products developed by the Company, the period from attainment of technological feasibility to general release has been brief and qualifying costs were not significant.

    The costs of developing routine enhancements are expensed as research and development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

LONG-TERM ASSETS

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is indicated when the carrying amount of the asset is greater than amounts recoverable from future undiscounted cash flows. If any such impairment exists, the related assets are written down to fair value by recording an impairment loss.

REVENUE RECOGNITION

    The Company generates revenue from sales of hardware products, software licenses and professional service arrangements. The Company accounts for software license and related revenue under Statement of Position 97-2 "Software Revenue Recognition," and related amendments, interpretations, and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants (collectively referred to as "SOP 97-2").

    The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," in December 1999. SAB 101, as amended, provides further interpretive guidance for publicly traded companies on the recognition, presentation, and disclosure of revenue in the accompanying financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB 101 until the fourth quarter of 2000.

                          ESOFT, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

The provisions of SAB 101 had no material impact on the Company's revenue recognition policies and presentation as reflected in the accompanying consolidated financial statements.

    SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE"). If VSOE does not exist for all elements of the arrangement, the Company utilizes the residual method of accounting, whereby revenue may be recognized for delivered elements of a contract provided: a) VSOE exists for all undelivered elements; b) none of the undelivered elements are essential to the functionality of the delivered elements; and c) revenue is deferred equal to the fair value of all such undelivered elements until they are delivered.

    The Company generates revenue from the following elements:

        Product sales--The Company markets, licenses and sells Internet security appliances. Revenue from the sale of the Company's Internet security appliance products is recognized upon delivery to the customer, which is generally at the time the products are shipped, and when the fee is fixed, determinable and deemed collectible. In general, there are no acceptance criteria and the Company has no further obligation to the customer. Provision is made currently for estimated product returns that may occur. A portion of sales is made to distributors under terms allowing certain rights of return and price protection on unsold product held by the distributors. Revenue on these sales are recognized upon sell-through to the end user.

        Software development and license fees--From time to time, the Company enters into multiple-element arrangements to develop and license the Company's proprietary Linux-based software products. The Company recognizes revenue from such arrangements based upon progress to completion. Such arrangements may include customer acceptance criteria, in which case revenue recognition is deferred until customer acceptance is obtained.

        Subscriptions, maintenance and other services--The Company sells licenses for additional software products for its Internet security products on a subscription basis, whereby customers are granted a right to use the products for a specified period of time. Revenue from such subscriptions is recognized ratably over the subscription period, commencing upon delivery. In addition, the Company provides maintenance and other services under separate agreements. Revenue from such agreements is deferred and recognized ratably over the service period, generally one year.

    The Company believes its current revenue recognition policies and practices are consistent with the provisions of SOP 97-2. Implementation guidelines for the current standards, as well as potential new standards, could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

COST OF REVENUE

    All costs associated with the Company's revenue generating activities are expensed as incurred. The cost of revenue includes all direct costs and certain allocated indirect costs incurred as a result of the Company's revenue generating activities.

ADVERTISING

    The Company records advertising expense in the period the expense is incurred. For the years ended December 31, 2000, and 1999, the Company recorded $1,644,542 and $558,953 in advertising expense.

                          ESOFT, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

INCOME TAXES

    The current provision for income taxes, if any, represents actual or estimated amounts payable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been completely reduced by a valuation allowance based on judgemental assessment of available evidence as it is not more likely than not that some or all of the deferred tax assets will be realized.

    Prior to September 10, 1999, acquisition of Technologic by eSoft, Technologic elected under the Internal Revenue Code to be an S-Corporation. Subsequent to September 10, 1999, the Company is taxed as a U.S. C-Corporation. Accordingly, the accumulated deficit of Technologic at the date of acquisition totaling $384,940 has been reclassified to additional paid-in capital.

NET LOSS PER SHARE

    Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted-average number of common shares outstanding,
(2) if not anti-dilutive, the number of shares of convertible debt as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options and warrants determined utilizing the treasury stock method. Basic and diluted earnings per share are the same for all periods presented.

    For the years ended December 31, 2000 and 1999, total stock options and stock warrants of 3,972,958 and 3,409,797; and debt convertible into up to 1,647,546 and 495,591 shares of common stock for the years ended December 31, 2000 and December 31, 1999, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes receivable and investments in equity securities. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are creditworthy.

    Concentrations of credit risk with respect to trade accounts receivable are typically unsecured and are generally limited since customers are dispersed across geographic areas and various industries. The Company has significant foreign receivables which potentially have greater credit risk than its domestic

                          ESOFT, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

customers. On-going credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains an allowance for potential losses based on management's analysis of possible uncollectible accounts.

    As noted above, the Company's investments in equity securities are limited to an investment in one publicly traded company who operates in the computer technology industry. Due to this concentration and the volatility in the industry in which the investee company operates, the Company's investment in equity securities is subject to substantial volatility.

    The Company had one customer which accounted for 10% or more of revenue for the twelve months ended December 31, 2000, or which individually had outstanding balances which accounted for more than 10% of the total outstanding accounts receivable balance as of December 31, 2000. International sales represented approximately 26% of revenue for the twelve months ending December 31, 2000, and approximately 42% of outstanding accounts receivable at December 31, 2000.

    The majority of the Company's products are manufactured by external sources. In 2000, 80% of the components for the Company's products were purchased from two external sources. In 1999, 78% of the components for the Company's products were purchased from three external sources.

    With regard to its foreign sales, the Company does not take the risk of foreign currency fluctuation. All sales are denominated in U.S. dollars.

    The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Carrying amounts of cash and cash equivalents, accounts and notes receivable, available-for-sale securities and trade payables approximate their fair values due to their short maturities. The Company's Convertible Term Debentures' fixed rate borrowings have been funded during the last two fiscal years. Accordingly, the carrying amounts of the Company's debentures approximate fair value.

STOCK BASED COMPENSATION

    The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB 25, compensation cost, if any, is recognized based on the intrinsic value of the stock options (excess of the fair value of the underlying common stock on the measurement date, generally the date of grant, over the exercise price of the option). Such compensation cost, if any, is deferred and amortized over the vesting period.

    The Company adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), which allows entities to continue to apply the provision of APB No. 25 for transactions with employees and to provide pro forma disclosures for employee stock grants made as if the fair value-based method of accounting in SFAS No. 123 had been applied to these transactions.

    The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Emerging Issues Task Force ("EITF") Issue No. 96-18 (EITF 96-18) and related interpretations.

                          ESOFT, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN 44 became effective on July 1, 2000, except for certain transactions for which the effective date is earlier, and has been applied on a prospective basis. The implementation of FIN 44 did not have a significant impact on the Company's consolidated results of operations or its financial position.

COMPREHENSIVE LOSS

    Comprehensive loss includes all changes in equity during a period from non-owner sources. Through the year ended December 31, 1999, the Company had no transactions that were required to be reported as adjustments to net income
(loss) to determine comprehensive income (loss).

    During 2000, the Company made an investment in available-for-sale securities. Such securities are marked to fair market value with adjustments included as a component of other comprehensive income. The excess of the cost of the investment over the fair market value was $1,240,800 at December 31, 2000, and is reflected as an unrealized loss in the accompanying consolidated statements of operations and comprehensive loss and consolidated statements of stockholders equity.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In November 2000, the EITF reached a partial concensus on Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since consensus was reached on Issue No. 98-5 in May 1999, there has been diversity in practice as to the measurement of certain beneficial features of convertible instruments. The consenses reached in EITF 00-27 clarify the measurement of such beneficial features. To the extent that this represents a change in the manner in which an entity previously measured beneficial features of instruments issued subsequent to May 1999, Issue 00-27 requires an entity to re-perform the measurement and report any additional charge as a cumulative effect of change in accounting principle.

    In connection with convertible debt issued in 1999, the Company had previously determined that there was no beneficial conversion feature. However, in accordance with the guidance set forth in EITF 00-27, the Company has recognized a beneficial conversion charge of approximately $2.4 million. The charge is measured by the difference between the effective conversion price of the debt and the fair value of shares of common stock into which the debt is convertible, as measured at the date of issuance. This charge is recognized in the year ended December 31, 2000 as a cumulative effect of change in accounting principle in the accompanying statement of operations and comprehensive loss, and an increase in additional paid-in capital in the accompanying statement of stockholders' equity.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for the hedge accounting. The key criterion for hedge accounting is that hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS
No. 133, which was amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

                          ESOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. AVAILABLE-FOR-SALE SECURITIES

    At December 31, 2000, the Company held 30,000 shares of Gateway, Inc. common stock, which were acquired in connection with the debt financing in September 2000 (see Note 4). The shares had a fair market value of $540,000, which reflects an unrealized loss of $1,240,800. The Company has evaluated the decrease in market value for permanent impairment. Due to the short period of time from the Company's initial investment to December 31, 2000 and the relative short period of time over which the decline in value has occurred, the Company has continued to reflect this decline as an unrealized loss and a component of other comprehensive income. The Company will continue to evaluate the investment for impairment. Should the fair value of the Company's investment not recover in 2001, it is reasonably possible that the Company would recognize an impairment loss and write the investment down to its then-current fair market value. Such loss would be recognized as a component of other expense in the Company's statement of operations.

2. TRADE RECEIVABLE-RELATED PARTY

    The Company has entered into an agreement with a stockholder of the Company to jointly architect and design certain software applications. The agreement grants the stockholder of the Company the right to use or sell products that embed software developed by the Company for the stockholder, as well as the right to modify the software and related products. The Company earns royalties from sales by the stockholder to third parties. As of December 31, 2000, the Company had $95,000 in accounts receivable due from the shareholder for software development and license fees, which related to development completed and accepted in the fourth quarter of 2000. In addition, the Company had $6,000 in accounts receivable due from the shareholder for royalties earned in the fourth quarter of 2000.

3. INVENTORIES

    Inventories consisted of the following at December 31, 2000:

Finished goods..............................................  $170,624
Raw materials...............................................   256,183
                                                              --------
                                                               426,807
Less reserve for obsolescence...............................   (49,082)
                                                              --------
                                                              $377,725
                                                              ========

4. PRIVATE PLACEMENT

    COMMON STOCK

    In February 2000, the Company initiated an agreement with Gateway
Companies, Inc. ("Gateway") to provide the Company with $25 million of equity financing. Under the terms of the Stock and Warrant Purchase and Investor Rights Agreement dated April 26, 2000 (the "Agreement"), the Company would sell to Gateway approximately 1.3 million shares of eSoft common stock for $19.507 per share, the fair market value of the Company's stock in February 2000. The sale was to occur in two tranches, one in April 2000 and the second in July 2000. In April 2000 upon the execution of the agreement, the Company completed the sale of approximately 640,000 shares of common to Gateway at

                          ESOFT, INC. AND SUBSIDIARIES

4. PRIVATE PLACEMENT (CONTINUED)
the agreed-upon price of $19.507. However, the sale of the second tranche of common stock was never completed.

    CONVERTIBLE DEBENTURES

    In September 2000, the Company and Gateway entered into an Amendment to the Agreement (the "Amendment"), whereby the sale of the second tranche of common stock was cancelled. Under the terms of the Amendment, Gateway purchased
$12.5 million of unsecured 7% convertible debentures due September 15, 2004 ("September 2000 Debentures"). The principal amount of the September 2000 Debentures is convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at the then-current fair market value, but not less than $11.00 or more than $19.507 per share.

    INVESTMENT IN GATEWAY INC. COMMON STOCK

    In connection with the Amendment, the Company agreed to purchase 30,000 shares of Gateway common stock for $3,000,000, a $1,219,500 premium over the fair market value of the securities on the date of purchase. The premium paid is recorded as a reduction to the proceeds from the September 2000 Debentures and is being amortized as an original issuance discount over the term of the debentures as interest expense. At December 31, 2000, the balance of the September 2000 Debentures was $11,369,421, which reflects the face value of $12,500,000 less the unamortized discount of $1,130,579.

    WARRANTS

    In connection with the Agreement, the Company issued warrants for up to 600,000 shares of common stock of the Company at an exercise price of $11.00 (the "Gateway Warrants"). The warrants vest and become exercisable based upon certain performance criteria. Accordingly, in accordance with EITF 96-18, the Company is required to measure the fair value of the warrants at the date of issuance, and continue to re-measure the fair value at each reporting date until such time that the warrants become vested. At the date of issuance, due to the uncertainty surrounding the ability of Gateway to achieve the performance milestones, the Company determined that the fair value of the warrants was nominal. The warrants expire April 2005.

    In connection with the Amendment, certain terms of the Gateway Warrants were modified. However, the modifications were not significant and had no impact on the Company's assessment of fair value. As of the date of the Amendment and as of December 31, 2000, the Company determined that the fair value of the warrants was nominal.

    Changes in the estimated fair value of the warrants will be recognized as Additional Paid-in Capital and a charge against the Company's results of operations. Due to the nature of the performance measures, such charges will likely be treated as a reduction of revenue, or alternatively as a selling and marketing expense.

5. OTHER CONVERTIBLE DEBENTURES

    In June 1999, the Company issued $3,000,000 of unsecured 5% Convertible Debentures due June 10, 2002 ("Debentures") and stock purchase warrants ("warrants") with a right to purchase an

                          ESOFT, INC. AND SUBSIDIARIES

5. OTHER CONVERTIBLE DEBENTURES (CONTINUED) aggregate of 766,773 shares of common stock, par value $.01 per share, at an exercise price of $4.4994 per share. In September 1999, the Company issued to the same debenture holder $2,000,000 of Debentures, issued at a 2.5% discount, due June 10, 2002 and warrants with a right to purchase an aggregate of 511,182 shares of common stock, par value $.01 per share, at an exercise price of $4.4994 per share.

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

    As discussed in the Summary of Significant Accounting Policies, the Company recognized a $2.4 million deemed financing cost for the beneficial conversion feature of the convertible debentures. This financing cost was recognized in the fourth quarter of 2000 as a cumulative effect of change in accounting principle. The beneficial conversion charge was determined as follows:

Proceeds from issuance of convertible debentures and
  warrants..................................................  $ 5,000,000
Less-proceeds allocated to warrants.........................   (2,146,270)
                                                              -----------
Proceeds allocated to convertible debentures................    2,853,730
Face amount of convertible debentures.......................    5,000,000
Conversion rate of debentures...............................       3.9125
Number of shares of common stock into which debt is
  convertible...............................................    1,277,955
Fair value per share of common stock........................       4.0875
Fair value of common stock into which debt is convertible...    5,223,642
                                                              -----------
Less-proceeds allocated to convertible debentures...........    2,853,730
                                                              -----------
Value of beneficial conversion feature......................  $ 2,369,912
                                                              -----------

    The fair value of the warrants issued in connection with the Debentures was estimated at the date of issuance and recognized as an original issue discount and is being amortized over the term of the associated debt. The fair value was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 60%, risk-free interest rate of 5.74%, estimated life of 3 and 2.75 years, respectively, and no expected dividends. The fair value of the warrants issued in June and September totaled $1,299,663 and $846,607, respectively. In November 1999, the initial $3 million in debentures was fully converted into 766,773 common shares of the Company. In addition, the investor had exercised warrants to purchase 766,773 common shares of the Company. Upon conversion, the carrying value of the initial debentures, net of unamortized discount and deferred debt issuance costs of $1,564,550 was recorded in equity.

                          ESOFT, INC. AND SUBSIDIARIES

5. OTHER CONVERTIBLE DEBENTURES (CONTINUED)
    The Black Scholes value of the warrants issued, of $2,146,270 plus an initial discount of $50,000 related to the aforementioned 2.5% discount, for a total of $2,196,270, was recorded as an original issue discount and is being amortized over the term of the debentures and recorded as non-cash interest expense. At December 31, 2000, the balance of the Debentures issued in September 1999 was $1,524,527, which represents the original face value of the remaining outstanding Debentures of $2,000,000 less the balance of the unamortized discount of $475,473.

    A summary of the Company's outstanding convertible debentures at December 31, 2000, is as follows:

7% Convertible Debentures, due September 15, 2004...........  $12,500,000
Less-discount equal to premium on concurrent purchase of
  marketable equity securities, net of amortization of
  $88,921...................................................   (1,130,579)
5% Convertible Debentures, due June 10, 2002................    2,000,000
Less-discount equal to value of warrants, net of
  amortization of $421,134..................................     (475,473)
                                                              -----------
                                                              $12,893,948
                                                              -----------

    The Company's debt as of December 31, 2000 matures in the following years:

2000........................................................  $         0
2001........................................................            0
2002........................................................    2,000,000
2003........................................................            0
2004........................................................   12,500,000
Thereafter..................................................            0
                                                              -----------
                                                              $14,500,000
                                                              -----------

    DEFERRED FINANCING COSTS

    In connection with the issuance of convertible debentures in 1999, the Company incurred financing costs of $552,767 and issued stock purchase warrants ("warrants") to the placement agent, with a right to purchase an aggregate of 127,795 shares of common stock, par value $.01 per share, at an exercise price of $3.96875 per share. The fair value was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 60%, risk-free interest rate of 5.74%, estimated life of five years and no expected dividends. The fair value of the warrants issued was $300,363. The combined deferred financing costs are being amortized over the life of the debentures and recorded as interest expense. As discussed above, in December 1999, the debt holder converted the initial $3 million in debentures. In connection with the conversion, the unamortized financing costs associated with the initial debentures of $453,819 was recorded as a reduction to additional paid-in capital upon conversion of the debentures. At December 31, 2000, the unamortized financing costs were $167,273 and the Company has expensed $115,942 during the year ended December 31, 2000, as interest expense.

                          ESOFT, INC. AND SUBSIDIARIES

6. STOCKHOLDERS EQUITY

    NOTES RECEIVABLE

    In November 2000, the Company issued 94,000 shares of common stock to four members of management. As consideration, the individuals issued to the Company promissory notes for $234,060. The notes bear interest at 11.125% per year and bear full recourse to the individuals' personal assets. The notes are due the earlier of four years from the date of issuance or ninety days from termination. The stock was purchased at fair market value and is being held as collateral for the notes.

    In 1999, the Company issued 146,709 shares of common stock upon the exercise of warrants and options in exchange for notes receivable of approximately $207,567. Payments totaling $167,863 were received in 1999, with the remaining $39,704 received in 2000.

    STOCK BONUSES

    During 1999 and 2000 certain officers elected to take quarterly bonuses in stock instead of cash. All amounts were issued at fair market value.

    PRIVATE PLACEMENTS

    In 1999, the Company completed the private placement of 156,250 shares of its common stock at a price of $3.20 per share. The net cash proceeds to the Company were $500,000.

    In November 1999, the Company completed a private placement of 666,666 shares of its common stock at a price of $4.50 per share for a total offering and net cash proceeds to the Company of $3,000,000.

7. STOCK OPTION PLAN AND WARRANTS

    The Company's Equity Compensation Plan (the "Plan") provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. The Company has been authorized to grant options to purchase up to 5,000,000 shares of the Company's common stock under the Plan. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than five years. As of December 31, 2000, options to purchase 2,715,356 shares of the Company's common stock are outstanding under the Plan. The Company also grants warrants outside of the plan.

    All disclosures include options issued by Apexx and Technologic as if such options were issued for the purchase of eSoft's common stock, and are based on the exchange ratio of eSoft's common stock for Apexx's and Technologic's stock options pursuant to the related merger agreements.

                          ESOFT, INC. AND SUBSIDIARIES

7. STOCK OPTION PLAN AND WARRANTS (CONTINUED)
    A summary of the status of the Company's stock option plan and warrants granted outside of the plan as of December 31, 2000 and 1999 is presented below:

                                                             OPTIONS               WARRANTS *
                                                      ---------------------   ---------------------
                                                                   WEIGHTED                WEIGHTED
                                                                   AVERAGE                 AVERAGE
                                                                   EXERCISE                EXERCISE
                                                        SHARES      PRICE       SHARES      PRICE
                                                      ----------   --------   ----------   --------
Outstanding December 31, 1998.......................   2,752,032    $ 1.60       761,418    $ 2.61
  Granted...........................................   1,934,497      4.13     1,633,250      4.48
  Canceled..........................................    (756,185)    (3.17)           --        --
  Exercised.........................................  (1,178,149)     (.75)   (1,737,066)    (3.68)
                                                      ----------    ------    ----------    ------
Outstanding December 31, 1999.......................   2,752,195      3.31       657,602      4.42
  Granted...........................................   1,489,875      8.91       600,000     11.00
  Canceled..........................................    (988,425)    (7.17)           --        --
  Exercised.........................................    (538,289)    (1.35)           --        --
                                                      ----------    ------    ----------    ------
Outstanding December 31, 2000.......................   2,715,356    $ 5.38     1,257,602    $ 7.56
                                                      ----------    ------    ----------    ------

                                                                 OPTIONS                 WARRANTS *
                                                                 --------                ----------
Weighted average fair value of options
  and warrants granted during 1999................                $ 2.15                   $ 1.77
Weighted average fair value of options
  and warrants granted during 2000................                $ 4.52                   $   --

------------------------

*   Warrants issued outside of the Company's stock option plan

Exercisable December 31, 1999..............................  1,106,579    $2.05     657,602     $4.42
                                                             =========    =====     =======     =====
Exercisable December 31, 2000..............................  1,183,987    $3.74     657,602     $4.42
                                                             =========    =====     =======     =====

                          ESOFT, INC. AND SUBSIDIARIES

7. STOCK OPTION PLAN AND WARRANTS (CONTINUED)
    The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2000:

                                           OUTSTANDING                   EXERCISABLE
                                            WEIGHTED                ----------------------
                                             AVERAGE     WEIGHTED                 WEIGHTED
                                            REMAINING    AVERAGE                  AVERAGE
                               NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISABLE PRICES  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------------------  -----------   -----------   --------   -----------   --------
OPTIONS:
$.092.....................       84,155        3.99       $ .092        84,155     $  .09
 .46.......................       88,049        3.53          .46        88,049        .46
 .92-1.00..................      129,461        1.44          .99       129,461        .99
1.56-2.06.................      139,500        3.90         1.69             0        0.0
2.86-4.12.................    1,266,547        2.39         3.88       762,184       3.90
4.43-5.37.................      130,777        2.54         4.56        59,721       4.44
6.81-10.06................      720,617        3.42         7.87        11,528       8.35
12.12-17.43...............       78,750        3.05        16.94        25,278      17.01
19.12-23.87...............       77,500        3.12        20.88        23,611      20.97
                              ---------        ----       ------     ---------     ------
$.09-23.87................    2,715,356        2.83       $ 5.36     1,183,987     $ 3.74

WARRANTS:
$3.96-4.60................      648,977        2.09       $ 4.39       648,977     $ 4.39
6.98......................        8,625        3.50         6.98         8,625       6.98
11.00.....................      600,000        4.32        11.00            --         --
                              ---------        ----       ------     ---------     ------
$3.96-11.00...............    1,257,602        3.16       $ 7.56       657,602     $ 4.42

    PRO FORMA DISCLOSURES

    SFAS No. 123 defines a fair value-based method of accounting for stock-based compensation plans. An entity may continue to measure compensation cost for options granted to employees using the intrinsic value-based method prescribed by APB No. 25, provided that pro forma disclosures are made of net income or loss, assuming the fair value-based method of SFAS No. 123 has been applied.

    OPTIONS ISSUED TO OFFICERS, EMPLOYEES AND DIRECTORS

    The Company has elected to account for its stock-based employee compensation plans under APB No. 25. During 2000 and 1999, the Company issued to officers, employees and directors options to purchase up to 1,489,875 and 1,934,497 shares of the Company's common stock, respectively. In 2000, the exercise prices of all options were equal to the fair market value of the underlying common stock at the date of grant. In 1999, the Company recognized compensation expense of $40,584 in conjunction with the issuance of options for director services. For purposes of the pro forma disclosures presented

                          ESOFT, INC. AND SUBSIDIARIES

7. STOCK OPTION PLAN AND WARRANTS (CONTINUED) below, the Company has computed the fair values of all options granted during 2000 and 1999 using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                    2000               1999
                                                -------------   ------------------
Risk-free interest rate.......................  4.24 to 6.66%     4.57 to 6.04%
Expected lives................................    4 years        2.18 to 4 years
Expected volatility...........................       70%            60 to 70%
Expected dividend yield.......................       0%                 0%

    Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

    The total fair value of options granted to employees was computed to be $6,731,608 and $4,159,168 for the years ended December 31, 2000 and 1999, respectively. Pro forma stock-based compensation, net of the amounts recorded for amortization of deferred compensation and the effect of forfeitures, was $2,892,393 and $1,078,619 for the years ended December 31, 2000 and 1999, respectively.

    If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss would have been reported as follows:

YEARS ENDED DECEMBER 31,                               2000           1999
------------------------                           ------------   ------------
Net loss as reported.............................  $(16,009,768)  $(10,785,604)
Net loss pro forma...............................  $(18,902,161)  $(11,864,223)
Loss per share (basic and diluted) as reported...  $      (1.06)  $      (1.00)
Loss per share (basic and diluted) pro forma.....  $      (1.25)  $      (1.10)
                                                   ============   ============

    WARRANTS ISSUED TO NON-EMPLOYEES

    During 2000, the Company granted warrants to purchase 600,000 shares of common stock at $11.00. The warrants vest upon performance criteria and expire April 2005.

    During 1999, the Company granted warrants to purchase 227,500 shares of common stock ranging from $3.60 to $4.75 per share to consultants and distributors. In 1999, the Company recognized approximately $89,000 of expense in conjunction with the above warrants. In addition, the Company granted warrants to purchase 1,405,750 shares of common stock ranging from $3.97 to $4.50 per share in connection with the issuance of convertible debt. The warrants vest immediately and expire at various dates through June 2004.

                          ESOFT, INC. AND SUBSIDIARIES

8. RESEARCH AND DEVELOPMENT

    During the years ended December 31, 2000 and 1999, the Company capitalized $0 and $2,605 of software development costs. Amortization expense of capitalized software development costs included in general and administrative expense for the years ended December 31, 2000 and 1999 amounted to $514,448 and $167,305. The lives of the software were reevaluated in 2000, which resulted in accelerated amortization. Research and development costs were $3,626,360 and $2,155,935 for the years ended December 31, 2000 and 1999, respectively.

    Research and development expenditures during the following periods were comprised as follows:

YEAR ENDED DECEMBER 31,                                   2000         1999
-----------------------                                ----------   ----------
Payroll and related costs............................  $2,518,578   $1,827,094
Purchased services...................................     288,196       37,206
Other................................................     819,586      294,285
                                                       ----------   ----------
                                                        3,626,360    2,158,585
Less capitalized software costs......................          --        2,650
                                                       ----------   ----------
                                                       $3,626,360   $2,155,935
                                                       ==========   ==========

9. INCOME TAXES

    The provision (benefit) for income taxes consisted of the following:

YEAR ENDED DECEMBER 31,                                 2000          1999
-----------------------                              -----------   -----------
CURRENT PROVISION (BENEFIT):
Federal............................................  $        --   $        --
State..............................................           --            --
                                                     -----------   -----------
Total deferred benefit.............................  $        --   $        --
                                                     -----------   -----------
DEFERRED PROVISION (BENEFIT):
Federal............................................  $(4,076,000)  $(5,774,000)
State..............................................     (670,000)     (950,000)
Valuation allowance................................    4,746,000     6,724,000
                                                     -----------   -----------
Total deferred benefit.............................  $        --   $        --
                                                     -----------   -----------
                                                     $        --   $        --
                                                     ===========   ===========

                          ESOFT, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    A reconciliation of the effective tax rate and the statutory U.S. federal income tax rates are as follows:

YEAR ENDED DECEMBER 31,                                 2000          1999
-----------------------                              -----------   -----------
Federal tax benefit at the federal statutory
  rate.............................................  $(5,443,000)  $(3,667,000)
State income tax benefit, net of federal tax
  amount...........................................     (560,000)     (377,000)
Deemed interest expense for financial reporting
  purposes equal to the beneficial conversion
  feature of debentures............................      889,000            --
Other permanent differences........................      368,000       178,000
Losses not subject to tax(1).......................           --       385,000
Increase in valuation allowance(2).................    4,746,000     3,481,000
                                                     -----------   -----------
Income tax benefit.................................  $        --   $        --
                                                     ===========   ===========

------------------------

(1) Certain losses are not subject to tax at the corporate level as Technologic, Inc. had elected to be taxed as an S-corporation. Effective with the merger of eSoft and Technologic, the S-corporation election has been terminated.

(2) The Company's deferred tax asset for net operating losses includes the tax effect of $3,243,000 related to deductions for stock-based compensation in excess of amounts recorded for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an increase to Additional Paid-in Capital as opposed to income tax expense.

    Temporary differences that give rise to a significant portion of the deferred tax assets (liabilities) are as follows:

DECEMBER 31,                                            2000          1999
------------                                        ------------   -----------
Net operating loss carryforwards:
  Loss carryforwards..............................  $  9,326,000   $ 4,358,000
  Stock-based compensation........................     3,243,000     3,243,000
Tax credit carryforward...........................        37,000        37,000
Accounts receivable...............................       223,000       730,000
Other.............................................       237,000       158,000
                                                    ------------   -----------
Total deferred tax asset..........................    13,066,000     8,526,000
                                                    ------------   -----------
Capitalized software costs........................       (70,000)     (263,000)
Other.............................................            --       (13,000)
                                                    ------------   -----------
Total deferred tax liability......................       (70,000)     (276,000)
                                                    ------------   -----------
Total.............................................    12,996,000     8,250,000
Less valuation allowance..........................   (12,996,000)   (8,250,000)
                                                    ------------   -----------
Net deferred tax asset............................  $         --   $        --
                                                    ============   ===========

                          ESOFT, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    At December 31, 2000, the Company had net operating loss carryforwards of approximately $33 million, which begin to expire in 2011. The utilization of certain of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

    During 2000 and 1999, the Company increased its valuation allowance by $4,746,000 and $6,724,000, respectively, due mainly to uncertainty relating to the realizability of the Company's net operating loss carryforwards and income tax credits. The amount of the deferred tax assets considered realizable could be adjusted in the near term if future taxable income materializes.

10. COMMITMENTS AND CONTINGENCIES

    The Company leases certain of its facilities and equipment under noncancellable operating lease agreements, which expire at various dates through 2004. Rent expense for the years ended December 31, 2000 and 1999 was $586,140 and $293,876, respectively.

    In 1999, the Company executed a lease to relocate its corporate headquarters and shipping and assembly facilities into one location. The new facility lease expires in May 2004.

    In 2000, the Company executed leases in the United States, Korea, Singapore and Hong Kong for additional space to accommodate growth and expansion into domestic foreign territories. The additional spaces expire at various times from 2001 to 2004.

    Future minimum lease payments under noncancellable operating leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $  408,000
2002........................................................     361,000
2003........................................................     293,000
2004........................................................      78,000
Thereafter..................................................          --
                                                              ----------
                                                              $1,140,000
                                                              ==========

    SOFTWARE DEVELOPMENT AND LICENSE AGREEMENTS

    The Company has entered into several software development and license agreements related to software utilized in certain of the Company's products. The agreements require compensation or royalty payments based on percentages (with ranges dependent on annual sales commitments) of the suggested list prices per the agreements and subject to certain maximum amounts per license as defined in the agreements.

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain of its executive officers with a range of salary levels and benefits. The employment agreements provide for quarterly performance-based bonuses, and in addition, executives under these agreements have received incentive stock options to purchase shares of eSoft common stock. The agreements have terms of thirty-six months and are cancelable. They terminate at various dates from November 2001 through January 2003.

                          ESOFT, INC. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LITIGATION

    The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

11. RETIREMENT PLANS

    The Company has a 401(k) retirement/profit sharing plan whereby employees, upon attaining 21 years of age, and being employed with the Company for a minimum of three months, are eligible to contribute up to the maximum percentage of their salary allowable under applicable IRS Code Sections. The Company may make discretionary matching contributions and for the year 2000, elected to match the employee contributions dollar for dollar up to 3% of the employee's gross wages. For the year ended December 31, 2000, the Company contributed $123,583.

    In 1999, the Company had a Simple SEP pension plan, which included all employees who had attained the age of 21 and had been employed by the Company for one year. To be eligible to participate in the plan, the employee must reasonably have been expected to receive compensation in the plan year of at least $5,000. The Company matched employee contributions dollar for dollar up to 3% of the employee's gross wages. For the year ended December 31, 1999, the Company contributed $9,079 on behalf of employees to the retirement plan. As of September 10, 1999, this plan was discontinued.

    Effective January 1, 1995, the Company had a 401(k) plan whereby employees, upon attaining 21 years of age, are eligible to contribute up to the maximum percentage of their salary allowable under applicable IRS Code Sections. The Company may make discretionary matching contributions. The Company made matching contributions for the year ended December 31, 1999 in the amounts of $14,444. As of May 25, 1999, this plan was discontinued.

12. BUSINESS SEGMENTS

    During 2000, the Company's operating structure included the following operating segments: Internet appliances, redphish(tm), SmartDSL and corporate operations. In 1999 the Company did not have reportable segments, however information has been shown for comparative purposes. Our operating segments derive substantially all revenue from the sale and licensing of internet security products and associated software, development and licensing of proprietary software products, and related support, training and consultation services.

    Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's costs of revenue. However, management does not allocate corporate expenses as it is not meaningful to do so. Substantially all assets, liabilities and operating expenses are managed at the corporate level.

                          ESOFT, INC. AND SUBSIDIARIES

12. BUSINESS SEGMENTS (CONTINUED)
    Information about the Company's reportable segments is as follows:

                                                      INTERNET
YEAR ENDED DECEMBER 31, 2000                         APPLIANCES   REDPHISH    SMARTDSL     TOTAL
----------------------------                         ----------   ---------   --------   ---------
Revenue:
Product sales......................................  5,359,000      721,000    46,000    6,126,000
Software development and license fees..............     25,000    1,338,000        --    1,363,000
Subscriptions, maintenance and other...............  1,237,000           --    45,000    1,282,000
                                                     ---------    ---------   -------    ---------
                                                     6,621,000    2,059,000    91,000    8,771,000
Cost of revenue:
Product sales......................................  3,161,000      666,000   114,000    3,941,000
Software development and license fees..............         --      178,000    23,000      201,000
Subscriptions, maintenance and other...............    250,000           --        --      250,000
                                                     ---------    ---------   -------    ---------
                                                     3,411,000      844,000   137,000    4,392,000
                                                     ---------    ---------   -------    ---------
Gross profit.......................................  3,210,000    1,215,000   (46,000)   4,379,000
                                                     =========    =========   =======    =========

                                                               INTERNET
YEAR ENDED DECEMBER 31, 1999                                  APPLIANCES   REDPHISH      TOTAL
----------------------------                                  ----------   ---------   ---------
Revenue:
Product sales...............................................  6,166,000           --   6,166,000
Software development and licensing fees.....................         --    1,880,000   1,880,000
Subscriptions, maintenance and other........................  1,034,000           --   1,034,000
                                                              ---------    ---------   ---------
                                                              7,200,000    1,880,000   9,080,000
Cost of revenue:
Product sales...............................................  3,254,000           --   3,254,000
Software development and license fees.......................         --      135,000     135,000
Subscriptions, maintenance and other........................    185,000           --     185,000
                                                              ---------    ---------   ---------
                                                              3,439,000      135,000   3,574,000
                                                              ---------    ---------   ---------
Gross profit................................................  3,761,000    1,745,000   5,506,000
                                                              =========    =========   =========

                          ESOFT, INC. AND SUBSIDIARIES

12. BUSINESS SEGMENTS (CONTINUED)
    The following table presents information by geographic area:

                                                                    LONG-LIVED
YEAR ENDED DECEMBER 31, 2000                           REVENUE(1)     ASSETS
----------------------------                           ----------   ----------
United States........................................  $6,502,000   $1,529,000
Latin America........................................     331,000           --
Other Foreign countries..............................   1,938,000           --
                                                       ----------   ----------
                                                       $8,771,000   $1,529,000
                                                       ==========   ==========

                                                                    LONG-LIVED
YEAR ENDED DECEMBER 31, 1999                           REVENUE(1)     ASSETS
----------------------------                           ----------   ----------
United States........................................  $7,855,000   $1,260,000
Latin America........................................     616,000           --
Other Foreign countries..............................     609,000           --
                                                       ----------   ----------
                                                       $9,080,000   $1,260,000
                                                       ==========   ==========

------------------------

(1) Revenue is attributed to countries based on location of customer.

    During 2000, there were no product sales generated by customers that represented more than 10% of the Company's total revenues. During 2000, service revenues generated by one customer of $899,000 represented 10% of total revenues. This amount was paid in full at December 31, 2000.

    During 1999, there were no product sales generated by domestic customers that represented more than 10% of the Company's total revenues. During 1999, service revenues generated by one customer of $1,650,000 represented 18% of total revenues. At December 31, 1999, accounts receivable from this customer was $912,500.

    During the fourth quarter of 1999, the Company wrote-off a receivable balance from a distributor of $1,635,000 to bad debt expense. The Company does not anticipate any significant write-offs of other accounts receivable at this time.