Form 10QSB
period 2001-03-31
ESOFT INC
filed 2001-05-14
CIK 1047406

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended March 31, 2001

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the transition period from         to

Commission File Number 00-23527

                                     ESOFT, INC.
          (Exact name of small business issuer as specified in its charter)

             DELAWARE                               84-0938960
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

                                      YES  X   NO

Transitional Small Business Disclosure format (check one):

                                      YES      NO  X

The number of shares outstanding of the Registrant's $0.01 par value common stock on April 26, 2001 was 15,569,867.

                             ESOFT, INC. AND SUBSIDIARIES

                                  TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                       PAGE
            Item 1. Condensed Consolidated Financial Statements (Unaudited)         3 - 13

            Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                      14 - 19

PART II  OTHER INFORMATION                                                         20 - 21


                          ESOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                          March 31,
                                                                            2001
                                                                       -------------
ASSETS

CURRENT:
   Cash and cash equivalents                                            $ 17,669,523
   Available-for-sale securities                                             504,300
   Accounts receivable:
    Trade, less allowance for sales returns and doubtful
      accounts of  $590,495                                                1,472,941
    Related party                                                             32,000
   Inventories, net                                                          637,273
   Prepaid expenses and other                                                333,358
                                                                       -------------
Total current assets                                                      20,649,395
                                                                       -------------
PROPERTY AND EQUIPMENT:
   Computer equipment                                                      1,786,350
   Furniture and equipment                                                   440,660
   Leasehold improvements                                                    219,823
   Automobiles                                                                70,185
                                                                       -------------
                                                                           2,517,018
Less: accumulated depreciation                                            (1,241,054)
                                                                       -------------
Net property and equipment                                                 1,275,964
                                                                       -------------
OTHER ASSETS:

  Capitalized software development costs, net of accumulated
    amortization of $1,038,630                                               145,545
  Deferred financing costs, net of accumulated amortization
    of $176,363                                                              138,557
  Other                                                                       90,197
                                                                       -------------
Total other assets                                                           374,299
                                                                       -------------
                                                                        $ 22,299,658
                                                                       =============

     THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                             PART OF THESE STATEMENTS.

                          ESOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           March 31,
                                                                             2001
                                                                          ------------
LIABILITIES & STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                       $    852,763
   Accrued expenses:
      Payroll and related expenses                                             295,758
      Consulting and design                                                    212,200
      Interest                                                                 217,751
      Other                                                                    721,065
   Deferred revenue                                                            795,878
                                                                          ------------
Total current liabilities                                                    3,095,415

LONG-TERM LIABILITIES:
   Convertible debentures                                                   13,051,678
                                                                          ------------
Total liabilities                                                           16,147,093
                                                                          ------------
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized                                                                      -
   Common stock, $.01 par value, 100,000,000 shares authorized,
     15,569,867 shares issued and outstanding                                  155,698
   Additional paid-in capital                                               40,866,213
   Notes receivable from stockholders                                         (234,060)
   Accumulated deficit                                                     (34,635,286)
                                                                          ------------
Total stockholders' equity                                                   6,152,565
                                                                          ------------
                                                                          $ 22,299,658
                                                                          ============


     THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                             PART OF THESE STATEMENTS.

                          ESOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             March 31,         March 31,
                                                                2001              2000
                                                           --------------   ---------------
REVENUE:
    Product sales                                          $    1,495,614   $     2,015,089
    Product development and license fees                           32,000           919,000
    Subscriptions, maintenance and other                          485,644           188,712
                                                           --------------   ---------------

Total revenue                                                   2,013,258         3,122,801

COST OF REVENUE:
    Product sales                                               1,175,913         1,071,980
    Product development and license fees                                -           101,384
    Subscriptions, maintenance and other                          171,146            79,508
                                                           --------------   ---------------

Total costs of revenue                                          1,347,059         1,252,872
                                                           --------------   ---------------

GROSS PROFIT                                                      666,199         1,869,929
                                                           --------------   ---------------
EXPENSES:
    Sales and marketing                                         1,216,691         1,555,007
    General and administrative                                  1,117,085         1,429,053
    Research and development                                      831,838           757,577
                                                           --------------   ---------------

Total cost and expenses                                         3,165,614         3,741,637
                                                           --------------   ---------------

Loss from operations                                           (2,499,415)       (1,871,708)

OTHER (INCOME) EXPENSE:
    Interest income                                              (284,644)         (103,007)
    Interest expense                                              430,194           136,784
    Unrealized loss on available-for-sale securities            1,276,200                 -
                                                           --------------   ---------------

        Total other (income) expense                            1,421,750            33,777

NET LOSS                                                   $   (3,921,165)  $    (1,905,485)
                                                           ==============   ===============

Basic and diluted loss per common share                            ($0.25)           ($0.13)
                                                           ==============   ===============

Weighted-average number of common shares outstanding,
  basic and diluted                                            15,566,227        14,306,065
                                                           ==============   ===============

     THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                             PART OF THESE STATEMENTS.

                          ESOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        Accumulated
                                                        Additional                         Other                          Total
                                    Common Stock          Paid-in      Subscriptions   Comprehensive   Accumulated    Stockholders'
                                Shares       Amount       Capital        Receivable         Loss         Deficit          Equity
                              -----------  -----------  -----------   --------------   -------------   ------------   -------------
BALANCES, December 31, 1999    14,289,075  $   142,890  $24,999,820   $      (39,704)  $           -   $(14,704,353)  $  10,398,653

 Issuance of common stock
  pursuant to private
  placement, April 2000           640,796        6,408   12,493,592                -               -              -      12,500,000
 Issuance of common stock
  upon exercise of warrants
  and options                     538,184        5,382      725,418                -               -              -         730,800
 Issuance of common stock
  for bonus                         2,812           28       38,461                -               -              -          38,489
 Issuance of notes receivable
  for exercise of options and
  sale of stock, net of
  collections                      94,000          940      234,060         (194,356)              -              -          40,644
 Cumulative effect for change
  in accounting principle               -            -    2,369,912                -               -              -       2,369,912
 Net unrealized loss on
  available-for-sale securities         -            -            -                -      (1,240,800)             -      (1,240,800)
 Net loss for the year                  -            -            -                -               -    (16,009,768)    (16,009,768)

BALANCES, December 31, 2000    15,564,867  $   155,648  $40,861,263   $     (234,060)  $  (1,240,800)  $(30,714,121)  $   8,827,930
                              -----------  -----------  -----------   --------------   -------------   ------------   -------------
 Issuance of common stock
  upon exercise of warrants
  and options                       5,000           50        4,950                -               -              -           5,000
 Net unrealized loss on
  available-for-sale securities         -            -            -                -       1,240,800              -       1,240,800
 Net loss for the three
  months ended March 31, 2001           -            -            -                -               -     (3,921,165)     (3,921,165)
                              -----------  -----------  -----------   --------------   -------------   ------------   -------------
BALANCES, March 31, 2001       15,569,867  $   155,698  $40,866,213   $     (234,060)  $           -   $(34,635,286)  $   6,152,565
                              ===========  ===========  ===========   ==============   =============   ============   =============

     THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                             PART OF THESE STATEMENTS.

                           ESOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               MARCH 31,         MARCH 31,
                                                                  2001              2000
                                                              ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss from operations                                    $ (3,921,165)     $ (1,905,485)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and software amortization                         180,748           360,909
    Provision for losses on accounts receivable                     72,230            62,696
    Provision for obsolete inventory                                45,000            75,000
    Amortization of debt discounts and financing costs             186,447           111,534
    Issuance of common stock for compensation                            -            44,647
    Unrealized loss from available-for-sale securities           1,276,200                 -
  Changes in operating assets and liabilities:
    Accounts receivable                                           (173,000)       (1,414,645)
    Inventories                                                   (304,548)          (20,892)
    Prepaid expenses                                               (53,262)         (184,427)
    Other assets                                                   (13,701)           29,726
    Accounts payable                                               288,876           267,541
    Accrued expenses                                                (5,966)          105,967
    Deferred revenue                                                32,060           142,906
                                                              ------------      ------------
Net cash used in operating activities                           (2,390,081)       (2,324,523)
                                                              ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                             (73,515)         (127,617)
                                                              ------------      ------------
Net cash used in investing activities                              (73,515)         (127,617)
                                                              ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from stock subscription receivable                          -            29,797
    Proceeds from exercise of options and warrants                   5,000           186,902
                                                              ------------      ------------
Net cash provided by financing activities                            5,000           216,699
                                                              ------------      ------------

DECREASE IN CASH                                                (2,458,596)       (2,235,441)

CASH, BEGINNING OF PERIOD                                       20,128,119         8,576,055
                                                              ------------      ------------

CASH, END OF PERIOD                                           $ 17,669,523      $  6,340,614
                                                              ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS AND NON-CASH
FINANCING ACTIVITIES

CASH PAID DURING THE PERIOD FOR:
      Interest                                                $    157,948      $     25,000
                                                              ============      ============

                           ESOFT, INC. AND SUBSIDIARIES

                          SUMMARY OF ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements of eSoft, Inc. (the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. The consolidated results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The information included in this Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 2000.

   AVAILABLE-FOR-SALE SECURITIES

   Available-for-sale securities are carried at their estimated market value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Realized gains and losses on securities sold are determined based on the specific identification of the securities sold. The Company reviews securities with unrealized losses for permanent impairment when the facts and circumstances may indicate that the unrealized losses may be other than temporary.

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

   The SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," in December 1999. SAB 101, as amended, provides further interpretive guidance for publicly traded companies on the recognition, presentation, and disclosure of revenue in the accompanying financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB 101 until the fourth quarter of 2000. The provisions of SAB 101 had no material impact on the Company's revenue recognition policies and presentation as reflected in the accompanying consolidated financial statements.

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

                           ESOFT, INC. AND SUBSIDIARIES

                          SUMMARY OF ACCOUNTING POLICIES

   delivered elements; and c) revenue is deferred equal to the fair value of all such undelivered elements until they are delivered.

      The Company generates revenue from the following elements:

            Product sales - The Company markets, licenses and sells internet security appliances. Revenue from the sale of the Company's internet security appliance products is recognized upon delivery to the customer, which is generally at the time the products are shipped, and when the fee is fixed, determinable and deemed collectible. In general, there are no acceptance criteria and the Company has no further obligation to the customer. Provision is made currently for estimated product returns that may occur. A portion of sales is made to distributors under terms allowing certain rights of return and price protection on unsold product held by the distributors. Revenue on these sales are recognized upon sell-through to the end user.

            Software development and license fees - From time to time, the Company enters into multiple-element arrangements to develop and license the Company's proprietary software products. The Company recognizes revenue from such arrangements based upon progress to completion. Such arrangements may include customer acceptance criteria, in which case revenue recognition is deferred until customer acceptance is obtained.

            Subscriptions, maintenance and other services - The Company sells licenses for additional software products for its Internet security products on a subscription basis, whereby customers are granted a right to use the products for a specified period of time. Revenue from such subscriptions is recognized ratably over the subscription period, commencing upon delivery. In addition, the Company provides maintenance and other services under separate agreements. Revenue from such agreements is deferred and recognized ratably over the service period, generally one year.

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

                           ESOFT, INC. AND SUBSIDIARIES

                          SUMMARY OF ACCOUNTING POLICIES

   amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

                           ESOFT, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.    Available-for-Sale Securities

      As of March 31, 2001, the Company held 30,000 shares of Gateway, Inc. common stock, which were acquired in connection with the debt financing in September 2000 (see Note 4). At March 31, 2001, management analyzed the investment, noting the continued downturn in the capital markets, the general economic slowdown and recent developments at Gateway, and determined that the decline in value was other than temporary and accordingly, a permanent impairment was recognized in the current period. The unrealized loss of $1,276,200 was determined based upon the fair market value of the securities as of March 31, 2001, or $504,300, and the historical cost of the investment of $1,780,500. The Company will continue to evaluate the investment for further impairment.

2.    Account Receivable -Trade

      The following information summarizes accounts receivable as of March 31, 2001:

               Accounts receivable                            2,063,436
               Allowance for sales returns
                and doubtful accounts                          (590,495)
                                                            -----------
                                                            $ 1,472,941
                                                            ===========

      During 2001, the Company had one customer that represented more than 10% of the Company's total revenue. This customer generated product sales that represented 29% of total product revenue for the three months ending March 31, 2001 and 36% of accounts receivable at March 31, 2001. International sales represented 65% of outstanding accounts receivable at March 31, 2001.

      The Company with regard to its foreign sales does not take the risk of foreign currency fluctuation. All sales are designated as payment in US denominated funds at the time of sale.

3.    Accounts Receivable - Related Party

      The Company has entered into an agreement with a stockholder of the Company to jointly architect and design certain software applications. The agreement grants the stockholder of the Company the right to use or sell products that embed software developed by the Company for the stockholder, as well as the right to modify the software and related products. The Company earns royalties from sales by the stockholder to third parties. As of March 31, 2001, the Company had $32,000 in accounts receivable due from the stockholder for royalties earned in the first quarter of 2001.

4.    Convertible Debentures

      In September 1999, the Company issued $2,000,000 of unsecured 5% Convertible Debentures at a 2.5% discount, due June 10, 2002, ("Debentures"), along with stock purchase warrants ("Warrants") with a right to purchase an aggregate of 511,182 shares of common stock at an exercise price of $4.4994 per share. The fair value of the warrants of approximately $850,000 was recorded as an original issuance discount, and is being amortized over the term of the debt

                           ESOFT, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

      as interest expense. The principal and accrued interest amounts of the Debenture are convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. The
      Company has the ability, under certain circumstances, to obligate the investor to convert the Debentures into common stock and to exercise the Warrants. At March 31, 2001, the balance of the unamortized original issue discount was $393,963. The balance of the Debentures at March 31, 2001, of $1,606,037 represents the original face value of the remaining outstanding Debentures of $2,000,000 less the balance of the unamortized discount of $393,963.

      In September 2000, the Company entered into an Amendment of the Stock and Warrant Purchase and Investor Rights Agreement dated April 26, 2000 whereby the Company issued $12,500,000 of unsecured 7% Convertible Debentures due September 15, 2004 ("September 2000 Debentures") and stock purchase warrants ("September 2000 Warrants") with a right to purchase an aggregate of 600,000 shares of common stock, par value $.01 per share, at an exercise price of $11.00 per share. In connection with the issuance of the September 2000 Debentures, the Company purchased 30,000 shares of Gateway common stock for $3 million, which reflected a premium of approximately $1.2 million. This premium was recorded as an original issue discount on the September 2000 Debentures, and is being amortized over the term of the debentures as interest expense. The principal amount of the September 2000 Debentures is convertible at any time at the investor's option into a fixed number of shares of eSoft common stock at the then current fair market value, but not less than $11.00 or more than $19.507 per share. The balance of the September 2000 Debentures at March 31, 2001 of $11,445,641 represents the original face value of the outstanding September 2000 Debentures, of $12,500,000 less the balance of the unamortized premium of $1,054,359.

5.    Net Loss per Share

      Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included as the effect is anti-dilutive.

      Options and warrants to purchase 3,351,556 and 3,687,293 shares of common stock and notes convertible into 511,182 shares and 1,647,546 shares were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending March 31, 2000 and 2001.

6.    Business Segments

      During 2001, the Company's operating structure included the following operating segments: Internet appliances, redphish(TM), and corporate operations. Our operating segments derive substantially all revenue from the sale and licensing of Internet security products and associated software, development and licensing of proprietary software products, and related support, training and consultation services.

      Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's costs of revenue. However, management does not allocate

                           ESOFT, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

      corporate expenses as it is not meaningful to do so. Substantially all assets, liabilities and operating expenses are managed at the corporate level.

      Information about the Company's reportable segments is as follows:

                               QUARTER ENDED MARCH 31, 2000                         QUARTER ENDED MARCH 31, 2001
                          Internet                                          Internet
                         appliances     redphish         Total              appliances      redphish         Total
                       ------------- --------------- ---------------     --------------- -------------- ----------------
Revenue:
Product sales          $  2,015,000      $        -     $ 2,015,000         $ 1,092,000      $ 403,000      $ 1,495,000
Software
   development
   and license fees               -         919,000         919,000                   -         32,000           32,000

Subscriptions,
   maintenance and
   other                    189,000               -         189,000             486,000              -          486,000
                       ------------- --------------- ---------------     --------------- -------------- ----------------
                          2,204,000         919,000       3,123,000           1,578,000        435,000        2,013,000
                       ------------- --------------- ---------------     --------------- -------------- ----------------

Cost of revenue:
Product sales             1,072,000               -       1,072,000             776,000        400,000        1,176,000
Software
   development
   and license fees               -         101,000         101,000                   -              -                -
Subscriptions,
   maintenance and
   other                     80,000               -          80,000             171,000              -          171,000
                       ------------- --------------- ---------------     --------------- -------------- ----------------
                          1,152,000         101,000       1,253,000             947,000        400,000        1,347,000
                       ------------- --------------- ---------------     --------------- -------------- ----------------
Gross profit             $1,052,000      $  818,000     $ 1,870,000         $   631,000      $  35,000      $   666,000
                       ============= =============== ===============     =============== ============== ================

                              FORWARD-LOOKING STATEMENTS

       Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and
   Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue,"or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, and failure of our strategic partners to successfully implement their marketing strategies, each of which could have an immediate and material adverse effect by placing eSoft behind its competitors. For a fuller description of certain of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see the Company's most recently filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

       The Company uses market data and industry forecasts throughout this report, which it has obtained from internal surveys, market research, publicly available information and industry publications. Industry publications generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Similarly, the Company believes that the surveys and market research the Company or others have performed are reliable, but the Company has not independently verified this information.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   INSTAGATE, INSTAGATE EX, INSTAGATE EX2, SOFTPAK, SOFTPAK DIRECTOR, AND REDPHISH ARE ALL SERVICE MARKS AND/OR TRADEMARKS OWNED BY ESOFT, INC. TEAM INTERNET AND SITEFILTER (WITH DESIGN) ARE REGISTERED TRADEMARKS OWNED BY ESOFT, INC.

   OVERVIEW

      We design, develop and market products to address the Internet security needs of small- and medium- sized businesses under the InstaGate EX and InstaGate EX2 brand names. Our family of products provides businesses with Internet security, firewall, virtual private network (VPN) and related offerings whose demand is driven by the deployment of broadband Internet connections. Our products offer a plug-and-play solution that virtually eliminates traditional costs of hardware upgrades, box swaps and site visits with quick, hassle-free installation and a revolutionary approach to ongoing automatic security updates and management. New applications and upgrades, called SoftPaks, are available through software downloads as businesses grow and new business and IT applications are developed. SoftPaks are applications that have been developed by eSoft or in combination with third parties.
   SoftPaks are most commonly licensed to the end user on an annual subscription basis and form a recurring revenue stream for us and our channel partners, which provides better visibility and predictability to our revenue growth. The SoftPaks, as well as software updates and firewall enhancements, are distributed through our patent-pending SoftPak Director. The SoftPak Director allows an end-user to utilize a browser-based interface to evaluate and select the SoftPaks. The SoftPaks include applications and services such as anti-virus, Web site filtering, reporting and a variety of communications options, with new SoftPaks being added continually. Since SoftPaks can be added without requiring new boxes, the need for hardware swaps and associated downtime is eliminated.

      Formerly, our focus was on all-in-one Internet servers that were envisioned as providing virtually all of the Internet infrastructure a small business would require to connect to and establish a presence on the Internet.

      With the accelerating deployment of broadband communications network, which has created a more immediate need for products such as firewalls, VPNs, and network attached storage servers (NAS), we have changed our focus to providing flexible, customizable Internet security products mentioned above. According to International Data Corporation (IDC), the market for Internet security products is expected to grow to $8.3 billion by 2003. This growth can be attributed to the convergence of VPN and firewall technologies, the growing number of companies linking their networks to the Internet, remote access connectivity for branch offices and mobile users, and growing concern over network security. IDC also estimates that in the market for firewall appliances, priced at less than $10,000, revenues will grow at an expected compounded annual growth rate of 88% over the same period. We recognized the need to create a firewall or VPN product that could be distinguished from the rest of the market and would provide us with a sustainable competitive advantage. In October 2000, the InstaGate EX was introduced, which is capable of providing SoftPaks in addition to the firewall or VPN. In addition, the InstaGate EX2 was introduced in January 2001. An enhanced hardware platform was developed for the InstaGate EX2, which is a slim profile, high reliability unit. The hardware platform is based on an Intel reference design motherboard and included over a year of collaboration with Intel on the design and fabrication of the appliance.

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

      IDC projects by the year 2003 that the firewall appliance market will reach $1.3 billion for the United States, $836 million for Western Europe and $346 million for Asia Pacific. In order to expand our international market presence, we are localizing our products for the following key markets:
   Japanese, Traditional and Simplified Chinese, Korean, German, French and Spanish. By localizing our product, user interface, documentation and web presence, we believe that our product offerings will provide even more value for our partners and will continue to make Internet usage and our products simpler and easier for end users in key international markets.

   During 1999, we launched our redphish OEM program, which targets the licensing of our InstaGate EX technology, software and hardware, along with certain customization or modifications from our professional engineering services, in order to create highly specialized or customized Internet appliance offerings for hardware manufacturers, networking companies and broadband service providers to integrate into their own offerings. Our redphish program provides a vehicle through which major hardware manufacturers can deliver customized Internet security appliance and connectivity solutions to their small- and medium-sized customers. Delivered initially as an Internet security appliance, this platform can later serve as a foundation for additional products and services, such as enhanced e-mail, VPN, and business-to-business applications, as well as any SoftPaks provided by us. This program allows us to leverage our research, development and product offerings, along with our partner's expertise in hardware design, manufacturing and distribution. We believe the redphish program greatly improves our worldwide distribution capabilities and helps to drive product requirements. In addition, it enables us to gain time to market advantages in developing new software features. Our program is based on royalties or revenue sharing, which provides incentive at every point of the distribution chain. Currently, 3Com Corporation and Hewlett Packard are involved in pursuing marketing efforts that utilize or bundle our software or appliance. Our strategy is to continue to aggressively develop additional redphish partnerships with key hardware and service providers.

   LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash on hand at March 31, 2001 was $17,670,000, a decrease of $2,459,000 from year end, primarily due to our continued operating losses. The Company's working capital at March 31, 2001 was $17,554,000, a decrease of $2,395,000 from December 31, 2000. Management anticipates continuing losses in support of its growth initiatives and, thus expects continued negative cash flow in 2001. The Company is increasing efforts to reduce its accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce the days sales outstanding. The Company has analyzed its accounts receivable and adjusted its allowance for doubtful accounts to $590,495 at March 31, 2001. Accounts receivable from related parties consists of redphish royalties earned in the first quarter. We anticipate that we will continue to generate losses in support of our growth initiatives, and coincidentally, expect negative cash flow from operations for the year. However, we are continuing to improve our cash management efforts and to reduce operating costs where possible. We believe that our current cash position and the anticipated cash receipts from receivables will be sufficient to meet our working capital needs through December 31, 2001 and for the foreseeable future.

   CASH FLOW

         Net cash used in operating activities for the three months ended March 31, 2001 was $2,390,000 compared with $2,325,000 for the three months ended March 31, 2000, an increase of $65,000. The Company's net loss at March 31, 2001 was $3,921,000, an increase of $2,016,000 compared with March 31, 2000.
   The increase in the loss is due primarily to the recognition of a $1,276,000 unrealized loss relating to the other-than-temporary impairment of equity securities. Other factors include lower gross margins associated with sales of new products, sales of hardware to OEMs, and lower levels of high margin licensing and development fees. Other items impacting the cash used in operating activities during the three months ended March 31, 2001 were adjustments of $181,000 for depreciation and amortization, $72,000 for the provision for losses on accounts receivable, $186,000 for amortization of debt discounts and financing costs, and $45,000 for the provision for obsolete inventory. In addition, inventories increased $305,000, and accounts payable increased $289,000.

         Net cash used in investing activities for the three months ending March 31, 2001 was $74,000, compared with $128,000 used in investing activities for the three months ending March 31, 2000. The decrease in cash of $54,000 for the 2001 period compared to the 2000 period was due to a decrease in the purchases of property and equipment resulting from operations being more established.

         Net cash provided by financing activities for the three months ending March 31, 2001 was $5,000 compared with $217,000 for the three months ending March 31, 2000. The decrease of $212,000 for the 2001 period compared to the 2000 period was primarily due to fewer option exercises.

   RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

      In the first quarter of 2001, revenues totaled $2,013,000 versus revenue of $3,123,000 for the first quarter of 2000, a decrease of $1,110,000 or 55%. Product revenue for the first quarter of 2001 was $1,496,000, a decrease $519,000, or 26%, from $2,015,000 in the first quarter of 2000. The decrease is related mainly to lower price points associated with our recently introduced InstaGate EX and InstaGate EX2 products. International sales accounted for 44% of product revenue in the first quarter of 2001 compared to 26% for the same period of 2000. Revenue from software development and license fees totaled $32,000 in the first quarter of 2001 versus revenue of $919,000 for the same period of 2000, a decrease of $887,000 or 97%. This decrease represents the timing of software development contracts from 1999, which are recognized based on the percentage of completion method. In the first quarter of 2000, we were working on a significant project in connection with an agreement with Intel, Inc. In 2001, this revenue represents license fees from Gateway. The revenue from subscriptions, maintenance and other services totaled $486,000 in the first quarter of 2001 compared to $189,000 for the same period of 2000, an increase of $297,000 or 157%. Over the past year, the Company has focused on building a recurring revenue stream through the sales of SoftPaks. With the October 2000 implementation of the patent pending SoftPak Director, which enables us to seamlessly download SoftPaks to the end user, we have been able to increase the number of InstaGate customers who purchase SoftPaks. The Company also introduced four additional SoftPaks in the first quarter of 2001.

         Gross profit margin in the current quarter was $666,000, which is 33% of revenues for the three months ended March 31, 2001, compared to $1,870,000, which is 60% of revenues for the three months ended March 31, 2000. Gross margin on product was 21% and 47% for the three months ending March 31, 2001 and 2000, respectively. The decrease is attributed to below average margins on product sales to a specific OEM partner, which generated significant sales in 2001. In addition, new products were launched in late 2000 and early 2001 with more competitive pricing, resulting in lower margins. Gross profit margin on product development and license fees was 100% and 89% for the first quarters of 2001 and 2000, respectively. The increase is due to all of the activity in 2001 resulting from licensing arrangements that have no costs associated with them, while in 2000 the activity resulted from software development and licensing. Gross profit margin on subscription, maintenance and other was 65% and 58% in the first quarter of 2001 and 2000, respectively. This increase relates to the release of additional SoftPaks in 2001 and late 2000.

         Operating expenses decreased $576,000, or 15%, from $3,742,000 for the quarter ending March 31, 2000 to $3,166,000 for the quarter ending March 31, 2001. Sales and marketing expenses decreased $338,000, or 22%, from $1,555,000 in the first quarter of 2000 to $1,217,000 in the same period of 2001. The decrease is associated with a decrease in headcount related to the closing of the Atlanta office in late 2000. In addition, travel related expenses have decreased with the elimination of outside sales representatives. General and administrative expenses decreased $312,000 or 22% from $1,429,000 in the first quarter of 2000 compared to $1,117,000 for the same period of 2001. This can be attributed to careful management of outside services such as printing fees and audit fees, and closely managing accounts receivable to reduce bad debt expense. Research and development expenses increased $74,000 from $758,000 for the quarter ending March 31, 2000 to $832,000 for the same period of 2001. This can be attributed to services outsourced for translation of the product into German, Spanish, French, Chinese, Korean, and Japanese. The Company will continue to closely monitor operating expenses in conjunction with targeting being EBITDA positive in the fourth quarter.

         Interest expense increased $293,000 in the three months ended March 31, 2001 from $137,000 in the first quarter of 2000 to $430,000 for the same period of 2001. The interest is due to the interest and discount amortization on the convertible debentures and amortization of deferred offering costs. Interest income increased $182,000 in the quarter as a result of additional cash on hand related to the convertible debentures issued to Gateway in September 2000 and an equity investment made by Gateway in the second quarter of 2000.

          The company recorded an unrealized loss at March 31, 2001 for the permanent impairment of equity securities due to the continued downturn of the capital markets and the recent developments at Gateway.

         Net loss from operations was $3,921,000 for the three months ended March 31, 2001, compared to $1,905,000 for the same period in 2000, an increase in the loss of $2,016,000 over the same period. The increase in the loss is due primarily to the unrealized loss recorded for the permanent impairment of equity securities as well as lower gross margins on revenue, offset partially by decreases in our operating expenses. The remaining net losses are associated with the selling, general and administrative expense necessary to support our current business strategy. Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and market penetration.

   INCOME TAXES

         At March 31, 2001, a valuation allowance of 100% of the deferred tax asset has been recorded, as management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized. In addition, the Company's operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

   OTHER MATTERS

         The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

  PART II - OTHER INFORMATION

    Item 1. LEGAL PROCEEDINGS

            The Company is not currently involved in any material legal proceedings. From time to time, the Company may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business.

    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

            The following exhibits are filed herewith:

            EXHIBIT NUMBER    EXHIBIT TITLE
            10.22             Separation Letter dated July 25, 2000 between Brian E.
                              Cohen and eSoft.

            10.23* Master Software License and Services Agreement, dated as of February 22, 2000, between Gateway, Inc. and eSoft, as amended by the First Amendment to Master Software License and Services Agreement, dated as of September 15, 2000.

   ----------------
   * Certain confidential information contained in this exhibit, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission based upon a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

            (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                         SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date:  May 14, 2001                    eSoft, Inc.

                                          /s/ Jeffrey Finn
                                          -------------------------------------
                                          Jeffrey Finn
                                          President and Chief Executive Officer
                                          (PRINCIPAL EXECUTIVE OFFICER)




   Date:  May 14, 2001                    /s/ Amy Beth Hansman
                                          -------------------------------------
                                          Amy Beth Hansman
                                          Vice President of Finance
                                          (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER)