Form 10QSB
period 2001-06-30
ESOFT INC
filed 2001-08-13
CIK 1047406

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended__________________________June 30, 2001

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from_____________________to

Commission File Number 00-23527

eSoft, Inc.
(Exact name of small business issuer as specified in its charter)

DELAWARE	84-0938960

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)
295 Interlocken Boulevard, #500 Broomfield, CO 80021

(Address of Principal Executive Offices)

(303) 444-1600 (Issuer’s Telephone Number, Including Area Code)

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

YES ☒	NO ☐

Transitional Small Business Disclosure format (check one):

YES ☐	NO ☒

The number of shares outstanding of the Registrant's $0.01 par value common stock on July 31, 2001 was 15,748,397.

eSoft, Inc. and Subsidiaries
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
	Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II	OTHER INFORMATION

eSoft, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Assets	June 30, 2001

Current:
Cash and cash equivalents	$9,520,694
Available-for-sale securities	6,264,070
Accounts receivable trade, net of allowance of $510,396	1,923,842
Inventories, net of allowance of $72,560	630,860
Prepaid expenses and other	328,352

Total current assets	18,667,818

Property and equipment:
Computer equipment	1,632,737
Furniture and equipment	281,046
Leasehold improvements	45,358
Automobiles	70,185

2,029,326
Less: accumulated depreciation	(930,147)

Net property and equipment	1,099,179

Other assets:
Capitalized software development costs, net of accumulated amortization of $1,071,516	112,659
Deferred financing costs, net of accumulated amortization of $205,080	109,840
Other	74,845

Total other assets	297,344

$20,064,341

The accompanying notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2001

Liabilities & Stockholders’ Equity

Current liabilities:
Accounts payable	$1,250,327
Accrued expenses:
Payroll and related expenses	284,167
Other	698,522
Deferred revenue	1,066,963
Convertible debentures	1,687,546

Total current liabilities	4,987,525

Long-term liabilities:
Convertible debentures	11,521,859

Total liabilities	16,509,384

Commitments & contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized	-
Common stock, $.01 par value, 100,000,000 shares authorized, 15,689,867 shares issued and outstanding	156,898
Additional paid-in capital	41,021,608
Notes receivable from stockholders	(358,860)
Accumulated other comprehensive loss	(35,880)
Accumulated deficit	(37,228,809)

Total stockholders’ equity	3,554,957

$20,064,341

The accompanying notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2001	2000	2001	2000

Revenue:
Product sales	$1,946,059	$1,957,569	$3,441,673	$3,972,658
Product development and license fees	85,000	317,000	117,000	1,236,000
Subscriptions, maintenance and other	495,180	333,533	980,824	522,245

Total revenue	2,526,239	2,608,102	4,539,497	5,730,903

Cost of revenue:
Product sales	1,520,303	1,139,524	2,696,216	2,211,504
Product development and license fees	-	64,118	-	165,502
Subscriptions, maintenance and other	216,544	160,190	387,690	269,632

Total cost of revenue	1,736,847	1,363,832	3,083,906	2,646,638

Gross profit	789,392	1,244,270	1,455,591	3,084,265

Expenses:
Sales and marketing	1,250,654	2,130,093	2,467,345	3,685,100
General and administrative	1,083,119	1,192,179	2,200,204	2,591,298
Research and development	800,722	746,905	1,632,560	1,504,482

Total cost and expenses	3,134,495	4,069,177	6,300,109	7,780,880

Loss from operations	(2,345,103)	(2,824,907)	(4,844,518)	(4,696,615)

Other (income) expense:
Interest income	(189,645)	(202,636)	(474,289)	(305,643)
Interest expense	430,194	135,980	860,388	272,764
Realized loss on sale of assets	7,871	-	7,871	-
Unrealized loss on available-for-sale securities	-	-	1,276,200	-

Total other (income) expense	248,420	(66,656)	1,670,170	(32,879)

Net loss	$(2,593,523)	$(2,758,251)	$(6,514,688)	$(4,663,736)

Basic and diluted loss per common share	$(0.17)	$(0.18)	$(0.42)	$(0.31)

Weighted-average number of common shares outstanding, basic and diluted	15,589,674	15,606,309	15,578,016	15,020,743

The accompanying notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Subscriptions Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balances, December 31, 2000	15,564,867	$155,648	$40,861,263	$(234,060)	$(1,240,800)	$(30,714,121)	$8,827,930

Issuance of common stock upon exercise of warrants and options	5,000	50	4,950	-	-	-	5,000
Issuance of common stock for cash and notes receivable	120,000	1,200	124,800	(124,800)	-	-	1,200
Stock based compensation	-	-	30,595	-	-	-	30,595
Permanent impairment of available- for-sale securities	-	-	-	-	1,240,800	-	1,240,800
Unrealized loss on available-for-sale securities	-	-	-	-	(35,880)	-	(35,880)
Net loss for the six months ended June 30, 2001	-	-	-	-	-	(6,514,688)	(6,514,688)

Balances June 30, 2001	15,689,867	$156,898	$41,021,608	$(358,860)	$(35,880)	$(37,228,809)	$3,554,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(6,514,688)	$(4,663,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and software amortization	357,639	577,365
Provision for losses on accounts receivable	136,554	186,000
Provision for obsolete inventory	70,000	150,000
Amortization of debt discounts and financing costs	372,889	221,760
Stock-based compensation	30,595	38,488
Loss on sale of assets	12,340	-
Unrealized loss from available-for-sale securities	1,276,200	-
Changes in operating assets and liabilities:
Accounts receivable	(656,224)	(978,694)
Other accounts receivable	-	(537,000)
Inventories	(323,135)	187,191
Prepaid expenses	(48,256)	(213,937)
Other assets	1,651	39,557
Accounts payable	686,441	(87,928)
Accrued expenses	(470,051)	108,448
Deferred revenue	303,145	378,628

Net cash used in operating activities	(4,764,900)	(4,593,858)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(84,100)	(301,119)
Proceeds from sale of assets	31,025	-
Purchase of investments	(5,795,650)	-

Net cash used in investing activities	(5,848,725)	(301,119)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from collection of stock subscription receivable	-	30,717
Proceeds from issuance of common stock	6,200	13,045,030

Net cash provided by financing activities	6,200	13,075,747

(DECREASE) / INCREASE IN CASH	(10,607,425)	8,180,770

CASH, beginning of period	20,128,119	8,576,055

CASH, end of period	$9,520,694	$16,756,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS AND NON-CASH FINANCING ACTIVITIES
CASH PAID DURING THE PERIOD FOR:
Interest	$539,533	$50,000

eSoft, Inc. and Subsidiaries
SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of eSoft, Inc. (the “Company”) included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (“SEC”) rules and regulations.  The consolidated results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.  The information included in this Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Statements and notes thereto, included in the Company’s Form 10-KSB for the year ended December 31, 2000.  Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Available-for-Sale Securities

Available-for-sale securities are carried at their estimated market value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity until realized.  Realized gains and losses on securities sold are determined based on the specific identification of the securities sold.  The Company reviews securities with unrealized losses for permanent impairment when the facts and circumstances may indicate that the unrealized losses may be other than temporary.

Revenue Recognition

The Company generates revenue from sales of hardware products, software licenses and professional service arrangements.  The Company accounts for software license and related revenue under Statement of Position 97-2 “Software Revenue Recognition,” and related amendments, interpretations, and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants (collectively referred to as “SOP 97-2”).

Effective January 1, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101, as amended, provides interpretive guidance for publicly traded companies on the recognition, presentation, and disclosure of revenue in the accompanying financial statements. The provisions of SAB 101 had no material impact on the Company's revenue recognition policies and presentation as reflected in the accompanying consolidated financial statements.

SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.  The fair value of an element must be based on vendor-specific objective evidence (“VSOE”).  If VSOE does not exist for all elements of the arrangement, the Company utilizes the residual method of accounting, whereby revenue may be recognized for delivered elements of a contract provided:  a) VSOE exists for all undelivered elements; b) none of the undelivered elements are essential to the functionality of the delivered elements; and c) revenue is deferred equal to the fair value of all such undelivered elements until they are delivered.

eSoft, Inc. and Subsidiaries
SUMMARY OF ACCOUNTING POLICIES

The Company generates revenue from the following elements:

Product sales – The Company markets, licenses and sells Internet security appliances. Revenue from the sale of the Company's Internet security appliance products is recognized upon delivery to the customer, which is generally at the time the products are shipped, and when the fee is fixed, determinable and deemed collectible. In general, there are no acceptance criteria and the Company has no further obligation to the customer. Provision is made currently for estimated product returns that may occur. For sales made to distributors under terms allowing certain rights of return and price protection on unsold product, revenue is deferred and recognized only upon sell-through to the end user.

Product development and license fees – From time to time, the Company enters into multiple-element arrangements to develop and license the Company’s proprietary software products. The Company recognizes revenue from such arrangements based upon progress to completion. Such arrangements may include customer acceptance criteria, in which case revenue recognition is deferred until customer acceptance is obtained.

Subscriptions, maintenance and other services – The Company sells licenses for additional software products for its Internet security products on a subscription basis, whereby customers are granted a right to use the products for a specified period of time. Revenue from such subscriptions is recognized ratably over the subscription period, commencing upon delivery. In addition, the Company provides maintenance and other services under separate agreements. Revenue from such agreements is deferred and recognized ratably over the service period, generally one year.

The Company believes its current revenue recognition policies and practices are consistent with the provisions of SOP 97-2. Implementation guidelines for the current standards, as well as potential new standards, could lead to unanticipated changes in the Company’s current revenue recognition policies.  Such changes could affect the timing of the Company’s future revenue and results of operations.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 addresses financial accounting and reporting for business combinations.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001.  In addition, in June 2000 the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date.  The adoption of these standards is not expected to have an impact on the Company’s financial position or results of operations.  However, any business combinations initiated from this point forward will be impacted by these two standards.

eSoft, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Available-for-Sale Securities

As of June 30, 2001, the Company held 30,000 shares of Gateway, Inc. common stock, which were acquired in connection with the debt financing in September 2000 (Note 3). At March 31, 2001, management analyzed the investment, noting the continued downturn in the capital markets, the general economic slowdown and recent developments at Gateway, and determined that the decline in value was other than temporary and accordingly, a permanent impairment was recognized in the first quarter. The unrealized loss of $1,276,200 was determined based upon the fair market value of the securities as of March 31, 2001, which was $504,300, compared to the historical cost of the investment of $1,780,500. Subsequent changes in the market price of these securities compared to the new cost basis of $504,300 will be reflected in “other comprehensive income,” as long as the investment continues to be held, unless any further impairment charge is deemed necessary.

In addition, at June 30, 2001 the Company has invested $5,795,650 in low duration fixed income funds.

2.	Account Receivable – Trade

The Company had one customer that represented more than 10% of the Company’s total revenue. This customer generated sales that represented 25% of total revenue for the six months ending June 30, 2001 and 30% of accounts receivable at June 30, 2001. Accounts receivable for international sales represented 64% of outstanding accounts receivable at June 30, 2001.

The Company, with regard to its foreign sales, does not take the risk of foreign currency fluctuation. All sales are designated as payment in US denominated funds at the time of sale.

3.	Convertible Debentures

In September 1999, the Company issued $2,000,000 of unsecured 5% Convertible Debentures at a 2.5% discount, due June 10, 2002, (“Debentures”), along with stock purchase warrants (“Warrants”) with a right to purchase an aggregate of 511,182 shares of common stock at an exercise price of $4.4994 per share. The fair value of the warrants of approximately $850,000 was recorded as an original issuance discount, and is being amortized over the term of the debt as interest expense. The principal and accrued interest amounts of the Debenture are convertible at any time at the investor’s option into a fixed number of shares of eSoft common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. The Company has the ability, under certain circumstances, to obligate the investor to convert the Debentures into common stock and to exercise the Warrants. At June 30, 2001, the balance of the unamortized original issue discount was $312,454. The balance of the Debentures at June 30, 2001, of $1,687,546 represents the original face value of the remaining outstanding Debentures of $2,000,000 less the balance of the unamortized discount of $312,454.

In September 2000, the Company entered into an Amendment of the Stock and Warrant Purchase and Investor Rights Agreement dated April 26, 2000 whereby the Company issued $12,500,000 of unsecured 7% Convertible Debentures due September 15, 2004 (“September 2000 Debentures”) and stock purchase warrants (“September 2000 Warrants”) with a right to purchase an aggregate of 600,000 shares of common stock, par value $.01 per share, at an exercise price of $11.00 per share. In connection with the issuance of the September 2000 Debentures, the Company purchased 30,000 shares of Gateway common stock for $3 million, which reflected a premium of approximately $1.2 million. This premium was recorded as an original issue discount on the September 2000 Debentures, and is being amortized over the term of the debentures as interest expense. The principal amount of the September 2000 Debentures is convertible at any time at the investor’s option into a fixed number of shares of eSoft common stock at the then current fair market value, but not less than $11.00 or more than $19.507 per share. The balance of the September 2000 Debentures at June 30, 2001 of $11,521,859 represents the original face value of the outstanding September 2000 Debentures, of $12,500,000 less the balance of the unamortized premium of $978,141.

4.	Net Loss Per Share

For the six months ended June 30, 2001, options and warrants to purchase 3,776,499 and 4,444,483 shares of common stock and debentures convertible into 511,182 shares and 1,647,546 shares were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

For the three months ended March 31, 2001, options and warrants to purchase 3,351,556 and 3,687,293 shares of common stock and notes convertible into 511,182 shares and 1,647,546 shares were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

5.	Business Segments

During the three- and six-months ended June 30, 2001 and 2000, the Company’s operating structure included the following operating segments: Internet appliances, redphishtm and corporate operations. Our operating segments derive substantially all revenue from the sale and licensing of Internet security products and associated software, development and licensing of proprietary software products, and related support, training and consultation services.

Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment’s costs of revenue. However, management does not allocate corporate expenses as it is not meaningful to do so. Substantially all assets, liabilities and operating expenses are managed at the corporate level.

Information about the Company’s reportable segments for the three- and six-months ended June 30, 2001 and 2000 is as follows:

eSoft, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2001			Three months ended June 30, 2000
	Internet appliances	redphish	Total	Internet appliances	redphish	Total

Revenue:	$1,717,999	$808,240	$2,526,239	$2,291,102	$317,000	$2,608,102

Gross profit	$616,877	$172,515	$789,392	$991,388	$252,882	$1,244,270

	Six months ended June 30, 2001			Six months ended June 30, 2000
	Internet appliances	redphish	Total	Internet appliances	redphish	Total

Revenue:	$3,295,999	$1,243,240	$4,539,497	$4,495,102	$1,236,000	$5,730,903

Gross profit	$1,247,877	$207,515	$1,455,591	$2,013,767	$1,070,498	$3,084,265

FORWARD-LOOKING STATEMENTS

             Statements made in this Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believes,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof.  The Company intends that such forward-looking statements be subject to the safe harbors for such statements.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties which may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive solution, delays in market awareness of eSoft and its products, possible delays in eSoft’s marketing strategy, and failure of our strategic partners to successfully implement their marketing strategies, each of which could have an immediate and material adverse effect by placing eSoft behind its competitors.  For a fuller description of certain of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see the Company’s most recently filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.  The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

InstaGate, InstaGate EX, InstaGate EX2, InstaRak, SoftPak, SoftPak Director, and redphish are all service marks and/or trademarks owned by eSoft, Inc.  TEAM Internet and SiteFilter (with design) are registered trademarks owned by eSoft, Inc.

Overview

             We design, develop and market secure Internet appliances that address the Internet security needs of small- and medium-sized businesses and the hosting needs of Internet Service Providers (ISPs).  The demand for our products is driven by the deployment of broadband Internet connections and the growing demand for secure Website and email hosting services.  Our InstaGate EX2 Internet security appliance provides businesses with Internet security, firewall, virtual private network (VPN) and related offerings.  In addition, our InstaRak secure server appliance securely hosts web, email, and domain name service (DNS) for multiple Internet domains.

             Our products offer plug-and-play solutions that virtually eliminate traditional costs of hardware upgrades, box swaps and site visits with quick, hassle-free installation.  In addition, we are pioneering the delivery of business and IT related applications, and security updates through these secure Internet appliances.  Our SoftPak applications, are available through software downloads as businesses grow and new business and IT applications are developed.  SoftPak applications have been developed by eSoft or in combination with third parties, and are most commonly licensed to the end user on an annual subscription basis.  This results in a recurring revenue stream for us and our channel partners, which provides better visibility and predictability to revenue growth.  The SoftPak applications, as well as software updates and firewall enhancements, are distributed through our patent-pending SoftPak Director technology.  The SoftPak Director technology allows an end-user to utilize a browser-based interface to evaluate and select SoftPak applications.  Among the SoftPak applications are anti-virus, Web site filtering, spam filtering, reporting and a variety of communications options, with new SoftPak applications being added continually.  Since SoftPak applications can be added without requiring new boxes, the need for hardware swaps and associated downtime is eliminated.

             With the accelerating deployment of broadband communications networks, which has created a more immediate need for products such as firewalls, VPNs, domain hosting services and network attached storage (NAS) servers, we have continued our focus on providing flexible, customizable, secure Internet appliances. According to International Data Corporation (IDC), Firewall/VPN security appliance revenue grew 105% from 1998 to 1999 and 152% from 1999 to 2000.  The total revenue for this sector is projected to reach $4.0 billion by 2005.  This growth can be attributed to the convergence of VPN and firewall technologies, the growing number of companies linking their networks to the Internet, remote access connectivity for branch offices and mobile users, and growing concern over network security.   IDC also estimates that in the market for firewall appliances priced at less than $10,000, revenues will grow at an expected compounded annual growth rate of 88% over the same period.  We recognized the need to create a firewall or VPN product that could be distinguished from the rest of the market and would provide us with a sustainable competitive advantage.  In October 2000, the InstaGate EX Internet security appliance was introduced, which is capable of providing SoftPak applications in addition to the firewall or VPN.  In January of 2001, the InstaGate EX2 Internet security appliance was introduced.  An enhanced hardware platform was developed for the InstaGate EX2 Internet security appliance, which is a slim profile, highly reliable unit. The hardware platform is based on an Intel reference design motherboard and includes over a year of collaboration with Intel on the design and fabrication of the appliance.  In early 2001, we recognized that ISPs are seeing increased security concerns from their customers, which in turn creates the need for secure servers designed to host web, email and DNS services for multiple Internet domains.  In July 2001, we announced the introduction of the InstaRak secure server appliance, which uses the same hardware platform as the InstaGate EX2 Internet security appliance and allows us to leverage our investments in security software and SoftPak applications.  eSoft is pioneering the delivery of secure server appliances by integrating server features with security protection, making the InstaRak appliance what we believe to be the most secure server appliance on the market today.  This highly reliable, extensible product is designed to protect against hackers and individuals attempting to exploit or gain control of the operating system.  The InstaRak secure server appliance is also designed to protect multiple customers hosted on the same appliance from each other.  According to IDC, the worldwide Appliance Web server market was $161.9 million in 2000 and is projected to grow to $2.2 billion by 2005.

             Our InstaGate EX2 Internet security appliance targets small and medium enterprises (SMEs) and branch offices that typically have between ten and 250 desktop computers connected to a local area network, or LAN.  We market this product primarily through value added resellers (VARs), ISPs and international distributors.  According to The Yankee Group, SMEs represent 98% of U.S. businesses, and account for approximately 50% of the gross national product.  The SME segment comprises the largest portion of installed LANs and increasingly recognizes the importance of the Internet to grow their business and improve productivity.  The availability of low-cost, high-speed bandwidth, through technologies such as cable modems and digital subscriber lines, or DSL, is driving SMEs’ demand for full-time Internet access, which in turn creates the need to effectively protect corporate assets and data through the implementation of a firewall.  According to IDC, as of the year 2000, 15% of small businesses have installed firewalls, leaving 85% of the market virtually unprotected with respect to their corporate assets and networks.  We believe that the firewall market will increasingly shift to small businesses because that market segment has the largest potential.  In addition, our InstaRak secure server appliance targets ISPs, and we market this product directly to ISPs, as well as through VARs and international distributors.

             IDC projects by the year 2003 that the firewall appliance market will reach $1.3 billion for the United States, $836 million for Western Europe and $346 million for Asia Pacific.  In order to expand our international market presence, we have localized our InstaGate EX2 Internet security appliance  for the following key markets: Japanese, Traditional and Simplified Chinese, Korean, German, French and Spanish.  By localizing our product, user interface, documentation and web presence, we believe that our product offerings will provide even more value for our partners and will continue to make Internet usage and our products simpler and easier for end users in key international markets.

             Our redphish OEM program, targets the licensing of our InstaGate EX2 Internet security appliance technology, software and hardware, along with certain customization or modifications from our professional engineering services, in order to create highly specialized or customized Internet appliance offerings for hardware manufacturers, networking companies and broadband service providers to integrate into their own offerings. Our redphish program provides a vehicle through which major hardware manufacturers can deliver customized secure Internet appliances and connectivity solutions to their small- and medium-sized customers.  Delivered initially as a secure Internet appliance, this platform can later serve as a foundation for additional products and services, such as enhanced e-mail, VPN, and business-to-business applications, as well as any SoftPak applications provided by us.  This program allows us to leverage our research, development and product offerings, along with our partners’ expertise in hardware design, manufacturing and distribution. We believe the redphish program greatly improves our worldwide distribution capabilities and helps to drive product requirements.  In addition, it enables us to gain time to market advantages in developing new software features.  Our program is based on royalties or revenue sharing, which provides incentive at every point of the distribution chain.  Currently, 3Com Corporation and Hewlett Packard are involved in pursuing marketing efforts that utilize or bundle our software or appliance.  We have currently de-emphasized this program due to market conditions.  We will continue to support existing OEM relationships and will analyze any future relationships based on the value that they can bring to the Company.  At this time, we have seen increasingly strong demand for our products from channel partners and end users.  Therefore, we believe that our current shift away from our redphish OEM program will enable us to focus resources and personnel on those areas of the Company that currently represent the best opportunities for profitable growth.

Liquidity and Capital Resources

             The Company's cash on hand at June 30, 2001 was $9,521,000, a decrease of $10,607,000 from year end, primarily due to our continued operating losses and additional investments made in fixed income funds.  The Company’s working capital at June 30, 2001 was $13,680,000, a decrease of $6,269,000 from December 31, 2000.  Management anticipates continuing losses in support of its growth initiatives and, thus expects continued negative cash flow in 2001.  The Company has increased efforts to reduce its accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce the days sales outstanding and is encouraged by the recent results.  The Company has analyzed its accounts receivable and adjusted its allowance for doubtful accounts and sales returns to $510,000 at June 30, 2001.  We anticipate that we will continue to generate losses in support of our growth initiatives, and coincidentally, expect negative cash flow from operations for the year.  However, we are continuing to improve our cash management efforts and to reduce operating costs where possible.  Additional cash will be used in 2002 if the short-term convertible debentures are not converted into stock by June 10, 2002.  If the debentures are converted, it will eliminate the need for the cash set aside for this purpose.  We believe that our current cash position and investments, together with the anticipated cash generated from operations will be sufficient to meet our working capital, debt service, and capital expenditure requirements  for at least the next twelve months and the foreseeable future.  Because we expect to incur a net loss for the year 2001, our cash and investments are expected to decrease as necessary to fund such losses.

Cash Flow

             Net cash used in operating activities for the six months ending June 30, 2001 was $4,765,000 compared with $4,594,000 for the six months ending June 30, 2000, an increase of $171,000.  The Company’s net loss at June 30, 2001 was $6,515,000, an increase of $1,851,000 compared with June 30, 2000.  The increase in the loss is due primarily to the recognition of a $1,276,000 unrealized non-cash loss relating to the other-than-temporary impairment of equity securities of Gateway acquired in September 2000 in connection with our debenture financing.  Other factors include lower gross margins associated with sales of new products, sales of hardware to OEMs, and lower levels of high margin licensing and development fees.

             Net cash used in investing activities for the six months ending June 30, 2001 was $5,849,000, compared with $301,000 used in investing activities for the six months ending June 30, 2000.  The increase in cash used of $5,548,000 for the 2001 period compared to the 2000 period was due to investments of $5,796,000 made in fixed income funds.

             Net cash provided by financing activities for the six months ending June 30, 2001 was $6,000 compared with $13,076,000 for the six months ending June 30, 2000.  The decrease of $13,070,000 for the 2001 period compared to the 2000 period was primarily due to $12,500,000 for the proceeds from the equity investment by Gateway in April 2000.

Results Of Operations For Three Months Ended June 30, 2001 Compared To The Three Months Ended June 30, 2000

             In the second quarter of 2001, revenues totaled $2,526,000 versus revenue of $2,608,000 for the second quarter of 2000, a decrease of $82,000 or 3%.  Product revenue for the second quarter of 2001 was $1,946,000, a decrease of $12,000, or 1%, from $1,958,000 in the second quarter of 2000.  The decrease is related to the lower price points associated with our recently introduced InstaGate EX2 Internet security appliance.  International sales accounted for 54% of product revenue in the second quarter of 2001 compared to 25% for the same period of 2000.  Revenue from software development and license fees totaled $85,000 in the second quarter of 2001 versus revenue of $317,000 for the same period of 2000, a decrease of $232,000 or 73%.  This decrease represents the timing of software development contracts from 1999, which are recognized based on progress to completion.  In the second quarter of 2000, we were working on projects in connection with agreements with Intel, Inc., Gateway Companies, Inc. and 3Com Corporation.  In 2001, this revenue represents license fees from Gateway.  The revenue from subscriptions, maintenance and other services totaled $495,000 in the second quarter of 2001 compared to $334,000 for the same period of 2000, an increase of $161,000 or 48%.  Over the past year, the Company has focused on building a recurring revenue stream through the sales of SoftPak applications.  With the October 2000 implementation of the patent pending SoftPak Director technology, which enables us to seamlessly download SoftPak applications to the end user, we have been able to increase the number of InstaGate customers who purchase SoftPak applications.  The Company also introduced four additional SoftPak applications in the second quarter of 2001.

             Gross profit margin in the current quarter was $789,000, which is 31% of revenue for the three months ended June 30, 2001, compared to $1,244,000, which is 48% of revenue for the three months ended June 30, 2000.  Gross margin on product was 22% and 42% for the three months ending June 30, 2001 and 2000, respectively. The decrease is attributed to below average margins on product sales to a specific OEM partner, which generated significant sales in 2001.  In addition, new products were launched in late 2000 and early 2001 with more competitive pricing, resulting in lower margins.  Gross profit margin on product development and license fees was 100% and 80% for the second quarters of 2001 and 2000, respectively.  The increase is due to all of the activity in 2001 resulting from licensing arrangements that have no costs associated with them, while in 2000 the activity resulted from software development and licensing.  Gross profit margin on subscriptions, maintenance and other was 56% and 52% in the second quarters of 2001 and 2000, respectively.  This increase relates to additional maintenance agreements being in place in 2001, which have more attractive margins than various other SoftPak applications.

             Operating expenses decreased $935,000, or 23%, from $4,069,000 for the quarter ending June 30, 2000 to $3,134,000 for the quarter ending June 30, 2001.  Sales and marketing expenses decreased $879,000, or 41%, from $2,130,000 in the second quarter of 2000 to $1,251,000 in the same period of 2001.  The decrease is associated with the discontinuation of SmartDSL at the end of 2000 and the related reduction in the sales force and marketing efforts.  In addition, headcount decreased due to the closing of the Atlanta office in late 2000.  Furthermore, travel related expenses have decreased with the elimination of outside sales representatives and cost control measures put in place.  General and administrative expenses decreased $109,000, or 9%, from $1,192,000 in the second quarter of 2000 compared to $1,083,000 for the same period of 2001.  This can be attributed to careful management of outside services such as printing fees, audit fees, legal expenses, and closely managing accounts receivable to reduce bad debt expense.  Research and development expenses increased $54,000 from $747,000 for the quarter ending June 30, 2000 to $801,000 for the same period of 2001.  This can be attributed to services outsourced for translation of the product into German, Spanish, French, Chinese, Korean, and Japanese.  The Company will continue to closely monitor operating expenses in conjunction with targeting near term positive EBITDA.

             Interest expense increased $294,000 in the three months ended June 30, 2001 from $136,000 in the second quarter of 2000 to $430,000 for the same period of 2001.  The interest is due to the interest and discount amortization on the convertible debentures issued in September 2000 and amortization of associated deferred offering costs.  Interest income decreased $13,000 in the quarter as a result of lower average cash balances.

             Net loss was $2,594,000 for the three months ended June 30, 2001, compared to $2,758,000 for the same period in 2000, a decrease in the loss of $164,000 over the same period. The decrease in the loss is due primarily to the decreases in our operating expenses, offset by lower gross margins on revenue and interest expense.  The remaining net losses are associated with the selling, general and administrative expense necessary to support our current business strategy.  Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and market penetration.

Results of Operations For Six Months Ended June 30, 2001 Compared To The Six Months Ended June 30, 2000

             Revenues for the first six months in 2001 totaled $4,539,000 versus revenue of $5,731,000 for the same period in 2000, a decrease of $1,192,000, or 21%.  Product revenue for the six months ended June 30, 2001 was $3,442,000, a decrease of $531,000, or 13%, from $3,973,000 for the first six months in 2000.  The decrease is mainly attributed to lower price points associated with our recently introduced InstaGate EX2 Internet security appliance.  International sales accounted for 52% of product revenue in 2001 compared to 25% for the same period of 2000.  Revenue from software development and license fees totaled $117,000 for the six months ended June 2001 versus revenue of $1,236,000 for the same period in 2000, a decrease of $1,119,000, or 91%.  This decrease represents the timing of software development contracts from 1999, which are recognized based on the percentage of completion method.  In the first quarter of 2000, we were working on a significant project in connection with an agreement with Intel, Inc.  In 2001, this revenue represents license fees from Gateway.  The revenue from subscriptions, maintenance and other services totaled $981,000 for the six months ended June 2001 compared to $522,000 for the same period in 2000, an increase of $459,000 or 88%.  Over the past year, the Company has focused on building a recurring revenue stream through the sales of SoftPak applications.  With the October 2000 implementation of the patent pending SoftPak Director technology, which enables us to seamlessly download SoftPak applications to the end user, we have been able to increase the number of InstaGate customers who purchase SoftPak applications.  The Company also introduced four additional SoftPak applications in the second quarter of 2001.

             Gross profit margin for the six months ended June 30, 2000 was $1,456,000, which is 32% of revenue, compared to $3,084,000, which is 54% of revenue for the six months ended June 30, 2000.  Gross margin on product was 22% and 44% for the six months ended June 30, 2001 and 2000, respectively. The decrease is attributed to below average margins on product sales to a specific OEM partner, which generated significant sales in 2001.  In addition, new products were launched in late 2000 and early 2001 with more competitive pricing, resulting in lower margins.  Gross profit margin on product development and license fees was 100% and 87% for the six months ended June 2001 and 2000, respectively.  The increase is due to all of the activity in 2001 resulting from licensing arrangements that have no costs associated with them, while in 2000 the activity resulted from software development and licensing.  Gross profit margin on subscription, maintenance and other was 60% and 48% for the first six months of 2001 and 2000, respectively.  This increase relates to additional maintenance agreements being in place in 2001, which have more attractive margins than various other SoftPak applications.

             Operating expenses decreased $1,481,000 or 19% from $7,781,000 for the first six months in 2000 to $6,300,000 for the same six months in the 2001 period. Sales and marketing expenses decreased $1,218,000 from $3,685,000 in 2000 to $2,467,000 in 2001.  The decrease is associated with the discontinuation of SmartDSL at the end of 2000 and the related reduction in the sales force and marketing efforts.  In addition, headcount decreased in relation to the closing of the Atlanta office in late 2000.  Furthermore, travel related expenses have decreased with the elimination of outside sales representatives and cost control measures put in place.  General and administrative expense decreased $391,000 from $2,591,000 in the 2000 period compared to total expenses of $2,200,000 in 2001.  This decrease can be attributed to careful management of outside services such as printing fees, audit fees, legal expenses.  In addition, we have closely managed accounts receivable in order to reduce bad debt expense.  Furthermore, in 2000 we also experienced greater filing fees due to initial listing fees for the national Nasdaq market.  Software amortization of $431,000 and $75,000 is included in general and administrative expense for the six months ending June 30, 2000 and 2001, respectively.  Research and development expenses increased $129,000 from $1,504,000 for the six months ended June 2000 to $1,633,000 for the same period in 2001.  This increase was related to translation of the product into German, Spanish, French, Chinese, Korean, and Japanese.  The Company will continue to closely monitor operating expenses in conjunction with targeting near term positive EBITDA.

             Interest expense increased $587,000 for the six months ended June 30, 2001 from $273,000 in 2000 to $860,000 in 2001.  The additional interest is due to the interest and discount amortization on the convertible subordinated debentures issued in September 2000 and amortization of associated deferred offering costs.  Interest income increased $168,000 for the six month ended June 2001 in relation to additional cash on hand in the first quarter of 2001 related to the convertible debentures issued to Gateway in September 2000, offset by decreasing cash balances as we use cash to fund our operating losses.

             Net loss from operations was $6,515,000 for the six months ended June 30, 2001, compared to a $4,664,000 loss for the same period in 2000, an increase in the loss of $1,851,000 over the same period.  The increase in the loss is primarily due to the unrealized loss recorded for the “other than temporary” impairment of equity securities as well as lower gross margins, offset by decreased operating expenses.  The remaining net losses are associated with the selling, general and administrative expenses necessary to support its current business strategy.  Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and market penetration.

Income Taxes

             At June 30, 2001, a valuation allowance of 100% of the deferred tax asset has been recorded, as management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized.  In addition, the Company’s operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 10, 2001 and the matters upon which the stockholders voted include:
	1.	Proposal to elect Richard Rice as a director of the Company. The number of votes cast For totaled 12,857,947, and the number of votes cast Against/Abstained totaled 164,330.
	2.	Proposal to approve the Company’s 2000 Employee Stock Purchase Plan. The number of votes cast For totaled 5,473,890, and the number of votes cast Against/Abstained totaled 252,153.
	3.	Proposal to ratify the selection of Arthur Andersen, LLP as the Company’s independent auditors for the fiscal year ended December 31, 2001. The number of votes cast For totaled 12,925,158, and the number of votes cast Against/Abstained totaled 96,919.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2001	eSoft, Inc.

/s/ Jeffrey Finn

Jeffrey Finn
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2001	/s/ Amy Beth Hansman

Amy Beth Hansman
Vice President of Finance
(Principal Financial Officer)