Form 10QSB/A
period 2001-03-31
ESOFT INC
filed 2001-10-18
CIK 1047406

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                  FORM 10-QSB/A

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transaction period from _______ to _________

                         COMMISSION FILE NUMBER 00-23527

                                ----------------

                                   ESOFT, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


            DELAWARE                                       84-0938960
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                      295 INTERLOCKEN BOULEVARD, SUITE 500,
                           BROOMFIELD, COLORADO 80021
                    (Address of Principal Executive Offices)


                                 (303) 444-1600
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of April 26, 2001, the issuer had 15,569,867 shares of its $0.01 par value common stock outstanding.

Transactional Small Business Disclosure Format. Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K........................................  1


PART II

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          The following exhibit is filed herewith:

          EXHIBIT NUMBER      EXHIBIT TITLE
          --------------      -------------
              10.23*          Master Software License and Services Agreement, dated as of
                              February 22, 2000, between Gateway, Inc. and eSoft, as
                              amended by the First Amendment to Master Software License
                              and Services Agreement, dated as of September 15, 2000.

-------------------
* Certain confidential information contained in this exhibit, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission based upon a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 18, 2001                  ESOFT, INC.

                                        By: /s/ Jeffrey Finn
                                           ----------------------------------
                                           Jeffrey Finn
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: October 18, 2001                  By: /s/ Amy Beth Hansman
                                           ----------------------------------
                                           Amy Beth Hansman
                                           Vice President of Finance
                                           (Principal Financial and Accounting
                                           Officer)

                                INDEX TO EXHIBITS

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