Form 10QSB
period 2001-09-30
ESOFT INC
filed 2001-11-14
CIK 1047406

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                                                    September 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Transitional Small Business Disclosure format (check one):

YES ☐	NO ☒

The number of shares outstanding of the issuer’s $0.01 par value common stock on November 14, 2001 was 15,748,397.

eSoft, Inc. and Subsidiaries

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II	OTHER INFORMATION

eSoft, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

September 30, 2001
Assets

Current assets:
Cash and cash equivalents	$7,992,137
Available-for-sale securities	6,111,827
Accounts receivable trade, net of allowance of $411,074	2,070,544
Inventories, net of allowance of $91,422	564,846
Prepaid expenses and other	267,336
Total current assets	17,006,690

Property and equipment:
Computer equipment	1,803,030
Furniture and equipment	351,046
Other	62,358
2,216,434
Less: accumulated depreciation	(1,041,555)

Net property and equipment	1,174,879

Other assets:
Capitalized software development costs, net of accumulated amortization of $1,099,932	84,243
Deferred financing costs, net of accumulated amortization of $233,602	81,123
Other	81,318

Total other assets	246,684

$18,428,253

The accompanying notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2001
Liabilities & Stockholders' Equity

Current liabilities:
Accounts payable	$1,284,048
Accrued expenses:
Payroll and related expenses	275,866
Other	669,727
Deferred revenue	1,440,052
Convertible debentures	1,769,056
Total current liabilities	5,438,749

Long-term liabilities:
Convertible debentures	11,598,078

Total liabilities	17,036,827

Commitments & contingencies

Stockholders' equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	-
Common stock: $.01 par value; 100,000,000 shares authorized, 15,748,397 shares issued and outstanding	157,484
Additional paid-in capital	41,066,097
Treasury stock	(99,900)
Notes receivable from stockholders	(358,860)
Accumulated other comprehensive income	70,019
Accumulated deficit	(39,443,414)

Total stockholders' equity	1,391,426
$18,428,253

The accompanying notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For The Three Months Ended

			For The Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue:
Product sales	$1,833,549	$800,653	$5,275,222	$4,773,311
Product development and license fees	160,000	90,150	277,000	1,326,150
Subscriptions, maintenance and other	637,446	344,019	1,618,270	866,264
Total revenue	2,630,995	1,234,822	7,170,492	6,965,725

Cost of revenue:
Product sales	1,221,388	394,919	3,917,604	2,576,489
Product development and license fees	-	32,508	-	195,406
Subscriptions, maintenance and other	215,143	232,091	602,833	534,261
Total cost of revenue	1,436,531	659,518	4,520,437	3,306,156

Gross profit	1,194,464	575,304	2,650,055	3,659,569

Expenses:
Sales and marketing	1,023,788	3,846,709	3,491,133	7,531,809
General and administrative	1,026,402	1,637,670	3,226,606	4,228,969
Research and development	753,747	1,142,415	2,386,307	2,646,897
Total cost and expenses	2,803,937	6,626,794	9,104,046	14,407,675

Loss from operations	(1,609,473)	(6,051,490)	(6,453,991)	(10,748,106)

Other (income) expense:
Interest income	(163,124)	(377,666)	(637,413)	(683,310)
Interest expense	430,316	185,141	1,290,704	457,905
Realized loss on sale of assets	(2,860)	-	5,011	-
Unrealized loss on available-for-sale securities	340,800	-	1,617,000	-
Total other (income) expense	605,132	(192,525)	2,275,302	(225,405)

Net loss	$(2,214,605)	$(5,858,965)	$(8,729,293)	$(10,522,701)

Basic and diluted loss per common share	$(0.14)	$(0.38)	$(0.56)	$(0.70)

Weighted-average number of common shares outstanding, basic and diluted	15,738,595	15,428,747	15,632,130	15,005,869

The accompanying notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additionalin	Subscriptions	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Paid-Capital	Receivable	Loss	Stock	Deficit	Equity
Balances, December 31, 2000	15,564,867	$155,648	$40,861,263	$(234,060)	$(1,240,800)	$-	$(30,714,121)	$8,827,930

Issuance of common stock upon exercise of warrants and options	5,000	50	4,950	-	-	-	-	5,000
Issuance of common stock for cash and notes receivable	120,000	1,200	124,800	(124,800)	-	-	-	1,200
Stock based compensation	-	-	30,595	-	-	-	-	30,595
ESPP	58,530	586	44,489	-	-	-	-	45,075
Treasury Stock	-	-	-	-	-	(99,900)	-	(99,900)
Permanent impairment of available- for-sale securities	-	-	-	-	1,240,800	-	-	1,240,800
Unrealized gain on available-for-sale securities	-	-	-	-	70,019	--	-	70,019
Net loss for the nine months ended September 30, 2001	-	-	-	-	-		(8,729,293)	(8,729,293)
6	15,748,397	$157,484	$41,066,097	$(358,860)	$70,019	$(99,900)	$(39,443,414)	$1,391,426

eSoft, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(8,729,293)	$(10,522,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and software amortization	529,973	825,636
Provision for losses on accounts receivable	186,730	555,000
Provision for obsolete inventory	140,000	180,000
Amortization of debt discounts and financing costs	559,336	344,690
Stock-based compensation	30,595	38,488
Loss on sale of assets	5,011	-
Interest from available-for-sale securities	(82,658)	-
Unrealized loss from available-for-sale securities	1,617,000	-
Changes in operating assets and liabilities:
Accounts receivable	(853,102)	(930,640)
Inventories	(327,121)	79,178
Prepaid expenses	12,760	(153,096)
Other assets	11,355	(39,355)
Accounts payable	720,161	(71,517)
Accrued expenses	(507,147)	1,042,949
Deferred revenue	676,234	506,418
Net cash used in operating activities	(6,010,166)	(8,144,950)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(5,795,650)	(1,780,500)
Purchase of property and equipment	(332,840)	(1,122,986)
Proceeds from sale of assets	68,192	-
Investment in intangible assets	(16,893)	-
Net cash used in investing activities	(6,077,191)	(2,903,486)
CASH FLOW FROM FINANCING ACTIVITIES
Purchase of common stock	(99,900)	-
Proceeds from issuance of common stock	51,275	13,207,513
Proceeds from issuance of convertible debt	-	11,280,500
Proceeds from collection of stock subscription receivable	-	39,331
Net cash provided by financing activities	(48,625)	24,527,344

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,135,982)	13,478,908

CASH AND CASH EQUIVALENTS, beginning of period	20,128,119	8,576,055

CASH AND CASH EQUIVALENTS, end of period	$7,992,137	$22,054,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR INTEREST	$764,788	$75,754

eSoft, Inc. and Subsidiaries

SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

Unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (“SEC”) rules and regulations.  The consolidated results of operations for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.  The information included in this Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Statements and notes thereto, included in our Form 10-KSB for the year ended December 31, 2000.  Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Available-for-Sale Securities

Available-for-sale securities are carried at their estimated market value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity until realized.  Realized gains and losses on securities sold are determined based on the specific identification of the securities sold.  We review securities with unrealized losses for impairment when the facts and circumstances may indicate that the unrealized losses may be other than temporary.

Revenue Recognition

We generate revenue from sales of hardware products, software licenses and professional service arrangements.  We account for revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition,” and related amendments, interpretations, and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants (collectively referred to as “SOP 97-2”).

SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.  The fair value of an element must be based on vendor-specific objective evidence (“VSOE”).  If VSOE does not exist for all elements of the arrangement, we utilize the residual method of accounting, whereby revenue may be recognized for delivered elements of a contract provided:  a) VSOE exists for all undelivered elements; b) none of the undelivered elements are essential to the functionality of the delivered elements; and c) revenue is deferred equal to the fair value of all such undelivered elements until they are delivered.

We generate revenue from the following elements:

Product sales – We market, license and sell Internet security appliances.  Revenue from the sale of our Internet security appliance products is recognized upon delivery to the customer, which is generally at the time the products are shipped, and when the fee is fixed, determinable and deemed collectible.  In general, there are no acceptance criteria and we have no further obligation to the customer.  Provision is made currently for estimated product returns that may occur.  For sales made to distributors under terms allowing certain rights of return and price protection on unsold product, revenue is deferred and recognized only upon sell-through to the end user.

Product development and license fees – From time to time, we enter into multiple-element arrangements to develop and license our proprietary software products.  We recognize revenue from such arrangements based upon progress to completion.  Such arrangements may include customer acceptance criteria, in which case revenue recognition is deferred until customer acceptance is obtained.

Subscriptions, maintenance and other services – We sell licenses for additional software products for its Internet security products on a subscription basis, whereby we grant customers a right to use the products for a specified period of time.  We recognize revenue from such subscriptions ratably over the subscription period, commencing upon delivery.  In addition, we provide maintenance and other services under separate agreements.  Revenue from such agreements is deferred and recognized ratably over the service period, generally one year.

We believe our current revenue recognition policies and practices are consistent with the provisions of SOP 97-2. Implementation guidelines for the current standards, as well as potential new standards, could lead to unanticipated changes in our current revenue recognition policies.  Such changes could affect the timing of our future revenue and results of operations.

Net Loss Per Share

Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted-average number of shares of common stock outstanding.  Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted-average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible debt as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options and warrants determined utilizing the treasury stock method.  Basic and diluted loss per share are the same for all periods presented as the effect of outstanding debt, common stock, options and warrants was anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 addresses financial accounting and reporting for business combinations.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001.  In addition, in June 2000 the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date.  The adoption of these standards is not expected to have an impact on our financial position or results of operations.  However, any business combinations initiated from this point forward will be impacted by these two standards.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

eSoft, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Available-for-Sale Securities

As of September 30, 2001, we held 30,000 shares of Gateway, Inc. ("Gateway") common stock, which were acquired in connection with the debt financing in September 2000 (Note 3).  At March 31, and September 30, 2001, management analyzed the investment, noting the continued downturn in the capital markets, the general economic slowdown and recent developments at Gateway, and determined that the decline in value was other than temporary and accordingly, a permanent impairment was recognized in the first and third quarter of 2001.  The unrealized loss of $1,276,200 and $340,800 respectively, was determined based upon the fair market value of the securities as of March 31, which was $504,300 and September 30, 2001, which was $163,500, compared to the historical cost of the investment of $1,780,500.  Subsequent changes in the market price of these securities compared to the new cost basis of $163,500 will be reflected in “other comprehensive income,” as long as the investment continues to be held, unless any further impairment charge is deemed necessary.

In addition, as of September 30, 2001, we have investments of $5,948,327 in low duration fixed income funds.

2.   Account Receivable - Trade

We had one customer that represented more than 10% of our total revenue. This customer generated sales that represented 16% of total revenue for the nine months ending September 30, 2001 and 1% of accounts receivable at September 30, 2001.  Accounts receivable for international sales represented 52% of outstanding accounts receivable at September 30, 2001.  One international customer represented 22% of accounts receivable at September 30, 2001 and 13% of sales for the quarter.

We do not take the risk of foreign currency fluctuation with regard to its foreign sales. All sales are designated as payment in US denominated funds at the time of sale.

3.   Convertible Debentures

In September 1999, we issued  $2,000,000 of unsecured 5% Convertible Debentures at a 2.5% discount, due June 10, 2002, (“Debentures”), along with stock purchase warrants (“Warrants”) with a right to purchase an aggregate of 511,182 shares of common stock at an exercise price of $4.4994 per share. The fair value of the warrants of approximately $850,000 was recorded as an original issuance discount, and is being amortized over the term of the debt as interest expense.  The principal and accrued interest amounts of the Debenture are convertible at any time at the investor’s option into a fixed number of shares of our common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments.  We have the ability, under certain circumstances, to obligate the investor to convert the Debentures into common stock and to exercise the Warrants.  At September 30, 2001, the balance of the unamortized original issue discount was $230,944.  The balance of the Debentures at September 30, 2001, of $1,769,056 represents the original face value of the remaining outstanding Debentures of $2,000,000 less the balance of the unamortized discount of $230,944.

In September 2000, we entered into an Amendment of the Stock and Warrant Purchase and Investor Rights Agreement, dated April 26, 2000, with Gateway, Inc. whereby we issued $12,500,000 of unsecured 7% Convertible Debentures due September 15, 2004 (“September 2000 Debentures”) and stock purchase warrants (“September 2000 Warrants”) with a right to purchase an aggregate of 600,000 shares of our common stock, par value $.01 per share, at an exercise price of $11.00 per share.  In connection with the issuance of the September 2000 Debentures, we purchased 30,000 shares of Gateway common stock for $3 million, which reflected a premium of approximately $1.2 million.  This premium was recorded as an original issue discount on the September 2000 Debentures, and is being amortized over the term of the debentures as interest expense.  The principal amount of the September 2000 Debentures is convertible at any time at the investor’s option into a fixed number of shares of our common stock at the then current fair market value, but not less than $11.00 or more than $19.507 per share.  The balance of the September 2000 Debentures at September 30, 2001 of $11,598,078 represents the original face value of the outstanding September 2000 Debentures, of $12,500,000 less the balance of the unamortized premium of $901,922.

4.   Net Loss Per Share

For the three and nine months ended September 30, 2000 and 2001, options and warrants to purchase 3,789,296 and 4,363,109 shares of common stock and debentures convertible into 1,647,546 shares and 1,647,546 shares were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

5.   Business Segments

During the three and nine months ended September 30, 2001 and 2000, our operating structure included the following operating segments:  Internet appliances, redphishtm and corporate operations.  Our operating segments derive substantially all revenue from the sale and licensing of Internet security products and associated software, development and licensing of proprietary software products, and related support, training and consultation services.

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

Information about our reportable segments for the three- and nine-months ended September 30, 2001 and 2000 is as follows:

	Three months ended September 30, 2001			Three months ended September 30, 2000
	Internet appliances	redphish	Total	Internet appliances	redphish	Total

Revenue:	$2,367,000	$264,000	$2,631,000	$1,107,000	$128,000	$1,235,000

Gross profit:	$1,020,000	$174,000	$1,194,000	$546,000	$29,000	$575,000

	Nine months ended September 30, 2001			Nine months ended September 30, 2000
	Internet appliances	redphish	Total	Internet appliances	redphish	Total

Revenue:	$5,664,000	$1,506,000	$7,170,000	$5,602,000	$1,364,000	$6,966,000

Gross profit:	$2,268,000	$382,000	$2,650,000	$2,559,000	$1,101,000	$3,660,000

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believes,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries, failure to meet continued Nasdaq SmallCap Market listing criteria, and failure to capitalize upon access to new markets.  Additional risks and uncertainties which may affect forward-looking statements about our business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive solution, delays in market awareness of us and our products, possible delays in our marketing strategy, and failure of our strategic partners to successfully implement their marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors.  For a fuller description of certain of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see our most recently filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

We use market data and industry forecasts throughout this report, which it has obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.  Similarly, we believe that the surveys and market research we or others have performed are reliable, but we have not independently verified this information.

Item 2 -    Management's Discussion and Analysis of Financial Condition and Results of Operations

InstaGate, InstaGate EX, InstaGate EX2, InstaRak, SoftPak, SoftPak Director, and redphish are all service marks and/or trademarks owned by eSoft, Inc.  TEAM Internet and SiteFilter (with design) are registered trademarks owned by eSoft, Inc.

Overview

We design, develop and market secure Internet appliances that address the Internet security needs of small, medium and distributed enterprises (SMEs) and the hosting needs of Internet Service Providers (ISPs).  The demand for our products is driven by the deployment of broadband Internet connections and the growing demand for secure Website and email hosting services.  Our InstaGate EX2 Internet security appliance provides SMEs with Internet security, firewall, virtual private network (VPN) and related offerings.  In addition, our InstaRak secure server appliance securely hosts web, email, and domain name service (DNS) for multiple Internet domains.

We believe our products offer plug-and-play solutions that virtually eliminate traditional costs of hardware upgrades, box swaps and site visits with quick, hassle-free installation.  In addition, we are pioneering the delivery of business and IT related applications, and security updates through these secure Internet appliances.  Our SoftPak applications are available through software downloads as businesses grow and new security and IT applications are developed.  SoftPak applications have been developed by us or in combination with third parties, and are most commonly licensed to the end user on an annual subscription basis.  This results in a recurring revenue stream for us and our channel partners, which we believe provides better visibility and predictability to revenue growth.  The SoftPak applications, as well as software updates and firewall enhancements, are distributed through our patent-pending SoftPak Director technology.  The SoftPak Director technology allows an end-user to utilize a browser-based interface to evaluate and select SoftPak applications.  SoftPak applications include anti-virus, Website filtering, intrusion detection, webmail, reporting and a variety of communications options, with new SoftPak applications being added continually.  Since SoftPak applications can be added without requiring new boxes, we believe the need for hardware swaps and associated downtime is eliminated.

With the accelerating deployment of broadband communications networks, which we believe has created a more immediate need for products such as firewalls, VPNs, domain hosting services and network attached storage (NAS) servers, we have continued our focus on providing flexible, customizable, secure Internet appliances. According to International Data Corporation (IDC), Firewall/VPN security appliance revenue grew 105% from 1998 to 1999 and 152% from 1999 to 2000.  The total revenue for this sector is projected to reach $4.0 billion by 2005.  We believe this growth can be attributed to the convergence of VPN and firewall technologies, the growing number of companies linking their networks to the Internet, remote access connectivity for branch offices and mobile users, and growing concern over network security.  IDC also estimates that in the market for firewall appliances priced at less than $10,000, revenue will grow at an expected compounded annual growth rate of 88% over the same period.  We recognized the need to create a firewall or VPN product that could be distinguished from the rest of the market and could provide us with a sustainable competitive advantage.  In October 2000, the InstaGate EX Internet security appliance was introduced, which is capable of providing SoftPak applications in addition to the firewall or VPN capabilities.  In January of 2001, we introduced the InstaGate EX2 Internet security appliance.  We developed an enhanced hardware platform for the InstaGate EX2 Internet security appliance, which we believe is a slim profile, highly reliable unit.  The hardware platform is based on an Intel reference design motherboard and includes over a year of collaboration with Intel on the design and fabrication of the appliance.  In early 2001, we recognized that ISPs are seeing increased security and hacking concerns from their customers, which in turn creates the need for secure servers designed to host web, email and DNS services for multiple Internet domains.  In July 2001, we announced the introduction of the InstaRak secure server appliance, which uses the same hardware platform as the InstaGate EX2 Internet security appliance and allows us to leverage our investments in security software and SoftPak applications.  We are pioneering the delivery of secure server appliances by integrating server features with security protection, making the InstaRak appliance what we believe to be the most secure server appliance on the market today.  We have designed this product to protect against hackers and individuals attempting to exploit or gain control of the operating system.  The InstaRak secure server appliance is also designed to protect multiple customers hosted on the same appliance from each other.  According to IDC, the worldwide Appliance Web server market was $161.9 million in 2000 and is projected to grow to $2.2 billion by 2005.

Our InstaGate EX2 Internet security appliance targets SMEs that typically have between ten and 250 desktop computers connected to a local area network, or LAN.  We market this product primarily through value added resellers (VARs), ISPs and international distributors.  In addition, we entered into a joint marketing program with Intel during the third quarter of 2001, whereby we and Intel plan to highlight the ability of the patent-pending SoftPak Director technology to provide new services, applications and software upgrades for the 1U Intel-based InstaRak and InstaGate EX2 appliances.  As part of this program, Intel and eSoft will promote the Company's InstaGate EX2 Internet security appliance and InstaRak secure hosting appliance to more than 15,000 Intel product dealers, resellers, service providers, solution providers and other vendors of embedded components, highlighting eSoft's capabilities and design.  According to The Yankee Group, SMEs represent 98% of U.S. businesses, and account for approximately 50% of the gross national product.  The SME segment comprises the largest portion of installed LANs and increasingly recognizes the importance of the Internet to grow their business and improve productivity.  We believe the availability of low-cost, high-speed bandwidth, through technologies such as cable modems and digital subscriber lines, or DSL, is driving SMEs’ demand for full-time Internet access, which in turn creates the need to effectively protect corporate assets and data through the implementation of a firewall.  According to IDC, as of the year 2000, 15% of small businesses have installed firewalls, leaving 85% of the market virtually unprotected with respect to their corporate assets and networks.  We believe that the firewall market will increasingly shift to small businesses because that market segment has the largest potential.  In addition, our InstaRak secure server appliance targets ISPs, and we market this product directly to ISPs, as well as through VARs and international distributors.

IDC projects by the year 2003 that the firewall appliance market will reach $1.3 billion for the United States, $836 million for Western Europe and $346 million for Asia Pacific.  In order to expand our international market presence, we have developed local-language versions of our InstaGate EX2 Internet security appliance for the following key languages: Japanese, Traditional and Simplified Chinese, Korean, German, French and Spanish.  By localizing our product, user interface, documentation and web presence, we believe that our product offerings will provide even more value for our partners and will continue to make Internet usage and our products simpler and easier for end users in key international markets.

Our redphish OEM program, targets the licensing of our InstaGate EX2 Internet security appliance technology, software and hardware, along with certain customization or modifications from our professional engineering services, in order to create highly specialized or customized Internet appliance offerings for hardware manufacturers, networking companies and broadband service providers to integrate into their own offerings. We believe our redphish program provides a vehicle through which major hardware manufacturers can deliver customized secure Internet appliances and connectivity solutions to their small- and medium-sized customers.  Delivered initially as a secure Internet appliance, this platform can later serve as a foundation for additional products and services, such as enhanced e-mail, VPN, and business-to-business applications, as well as any SoftPak applications provided by us.  We believe this program allows us to leverage our research, development and product offerings, along with our partners’ expertise in hardware design, manufacturing and distribution. We believe the redphish program may improve our worldwide distribution capabilities and may help to drive product requirements.  In addition, it may enable us to gain time to market advantages in developing new software features.  Our program is based on royalties or revenue sharing, which provides incentive at every point of the distribution chain.  We have currently de-emphasized this program due to market conditions amongst our targeted OEM partners.  We will continue to support existing OEM relationships and will analyze any future relationships based on the value that they can bring to us.  At this time, we have seen increased demand for our products from channel partners and end users.  Therefore, we believe that our current shift away from our redphish OEM program will enable us to focus resources and personnel on those areas of our business that we believe currently represent the best opportunities for profitable growth.

Liquidity and Capital Resources

The Company's cash on hand at September 30, 2001 was $7,992,000, a decrease of $12,136,000 from year end, primarily due to the investment made in fixed income funds and our continued operating losses.  The Company’s working capital at September 30, 2001 was $11,568,000, a decrease of $8,381,000 from December 31, 2000.  The Company has increased efforts to reduce its accounts receivable balance through more stringent collection efforts of the current customer base in an attempt to reduce the days sales  outstanding.  The Company has analyzed its accounts receivable and adjusted its allowance for doubtful accounts and sales returns to $411,074 at September 30, 2001.  Management anticipates continuing losses in support of its growth initiatives and, thus expects continued negative cash flow for the remainder of 2001.  However, we are continuing to improve our cash management efforts and to reduce operating costs where possible.

On September 25, 2001, we transferred to the Nasdaq SmallCap Market.  We are currently not in compliance with the Nasdaq SmallCap listing requirements, in particular, our net tangible assets are $1,391,000, which is $1,191,000 less than are required for continued listing on the Nasdaq SmallCap Market.  We cannot provide any assurance that we will be successful in our efforts to increase our net tangible assets and continue our listing on the Nasdaq SmallCap Market, which may cause the short term convertible debentures due in June 2002 to be in default.  Upon this occurrence, the Company would be obligated to pay the holders of these debentures all outstanding principal, which totals $2,000,000.  We are currently in discussions with our debt holders regarding this possible default, however there can be no assurance that such talks will be successful.  According to the terms of the 2004 debentures, the default on $1,000,000 of other debt will cause these debentures to be in default.  We intend to pay enough principal of the 2002 debentures so that a cross default will not be triggered.  We believe our current cash position and investments, together with the anticipated cash generated from operations should be sufficient to meet our working capital, debt service, and capital expenditure requirements for at least the next twelve months and the foreseeable future.  Because we expect to incur a net loss for the year 2001, our cash and investments are expected to decrease as necessary to fund such losses.

Cash Flows

Net cash used in operating activities for the nine months ending September 30, 2001 was $6,010,000 compared with $8,145,000 for the nine months ending September 30, 2000, a decrease of $2,135,000.  The Company’s net loss for the nine months ending September 30, 2001 was $8,729,293, a decrease of $1,793,000 compared with the nine months ending September 30, 2000.  The decrease in the loss is due primarily to improvements in our business operations as well as to a decrease in operating expenses from the discontinuation of SmartDSL, which was offset by the recognition of a $1,617,000 unrealized non-cash loss relating to the other-than-temporary impairment of equity securities of Gateway acquired in September 2000 in connection with our debenture financing.

Net cash used in investing activities for the nine months ending September 30, 2001 was $6,077,000, compared with $2,903,000 used in investing activities for the nine months ending September 30, 2000.  The increase in cash used of $3,174,000 for the 2001 period compared to the 2000 period was due primarily to investments of $5,796,000 made in fixed income funds, offset by a decrease in cash invested in property and equipment..

Net cash provided by financing activities for the nine months ending September 30, 2001 was $49,000 compared with $24,527,000 for the nine months ending September 30, 2000.  The decrease of $24,478,000 for the 2001 period compared to the 2000 period was primarily due to $12,500,000 for the proceeds from the equity investment by Gateway in April 2000 and $11,280,500 in net proceeds from the issuance of convertible debentures to Gateway in September 2000.

Results Of Operations For Three Months Ended September 30, 2001 Compared To The Three Months Ended September 30, 2000

In the third quarter of 2001, revenue totaled $2,631,000 versus revenue of $1,235,000 for the third quarter of 2000, an increase of $1,396,000 or 113%.  Product revenue for the third quarter of 2001 was $1,834,000 an increase of $1,033,000 or 129%, from $801,000 in the third quarter of 2000.  The increase is related to the introduction of the InstaGate EX2 Internet security appliance in January of 2001.  International sales accounted for 28% of product revenue in the third quarter of 2001 compared to 25% for the same period of 2000.  One international customer accounted for 13% of sales in the third quarter of 2001.  Revenue from software development and license fees totaled $160,000 in the third quarter of 2001 versus revenue of $90,000 for the same period of 2000, an increase of $70,000 or 77%.  This increase represents the timing of software development contracts from 2000, which are recognized based on progress to completion.  In the third quarter of 2000, we were working on projects in connection with agreements with Gateway, Inc. and 3Com Corporation.  In 2001, this revenue represents license fees from Gateway.  The revenue from subscriptions, maintenance and other services totaled $637,000 in the third quarter of 2001 compared to $344,000 for the same period of 2000, an increase of $293,000 or 85%.  Over the past year, the Company has focused on building a recurring revenue stream through the sales of SoftPak applications.  With the October 2000 implementation of the patent pending SoftPak Director technology, which enables us to download SoftPak applications to the end user, we have been able to increase the number of InstaGate customers who purchase SoftPak applications.  Furthermore, we introduced three additional SoftPak applications in the third quarter of 2001.  In addition, we entered into a service agreement with IBM, which provides us the opportunity to offer our Internet security products designed for small to medium enterprises and service providers to select IBM small business customers on a subscription basis.

Gross profit in the current quarter was $1,194,000, which is 45% of revenue for the three months ended September 30, 2001, compared to $575,000, or 47% of revenue for the three months ended September 30, 2000.  Gross margin on product was 33% and 51% for the three months ending September 30, 2001 and 2000, respectively.  The decrease is attributed to new products that were launched in late 2000 and early 2001 with more competitive pricing, resulting in lower margins.  In addition, below average margins on product sales to a specific OEM partner contributed to the decrease.  Gross profit margin on product development and license fees was 100% and 63% for the third quarters of 2001 and 2000, respectively.  The increase is due to the activity in 2001 resulting from licensing arrangements that have no costs associated with them, while in 2000 the activity resulted from direct costs incurred on software development arrangements.  Gross profit margin on subscriptions, maintenance and other was 66% and 32% in the third quarters of 2001 and 2000, respectively.  This increase relates to additional maintenance agreements being in place in 2001, which have more attractive margins than various other SoftPak applications.

Operating expenses decreased $3,823,000, or 58%, from $6,627,000 for the quarter ending September 30, 2000 to $2,804,000 for the quarter ending September 30, 2001.  Sales and marketing expenses decreased $2,823,000, or 73%, from $3,847,000 in the third quarter of 2000 to $1,024,000 in the same period of 2001.  The decrease is associated with the discontinuation of SmartDSL at the end of 2000 and the related reduction in the sales force and marketing efforts.  In addition, headcount decreased due to the closing of the Atlanta office in late 2000.  Furthermore, travel related expenses have decreased with the elimination of outside sales representatives and cost control measures put in place.  General and administrative expenses decreased $612,000, or 37%, from $1,638,000 in the third quarter of 2000 compared to $1,026,000 for the same period of 2001.  This can be attributed to management of outside services such as audit fees, legal expenses, and managing accounts receivable to reduce bad debt expense.  In addition, costs associated with the closing of the Atlanta office resulted in increased general and administrative expenses in the third quarter of 2000.  Research and development expenses decreased $388,000, or 34% from $1,142,000 for the quarter ending September 30, 2000 to $754,000 for the same period of 2001.  This can be attributed to the development work for the InstaGate products completed by October of 2000, after which time the Company has been able to decrease its research and development activities.  The Company will continue to monitor operating expenses in conjunction with targeting near term positive EBITDA.

Interest expense increased $245,000 in the three months ended September 30, 2001 from $185,000 in the third quarter of 2000 to $430,000 for the same period of 2001.  The interest is due to the interest and discount amortization on the convertible debentures issued in September 2000 and amortization of associated deferred offering costs.  Interest income decreased $214,000 in the quarter as a result of lower average cash balances.

We recorded an unrealized loss during the three months ended September 30, 2001 for the permanent impairment of equity securities due to the continued downturn of the capital markets and the recent developments at Gateway.

Net loss was $2,215,000 for the three months ended September 30, 2001, compared to $5,859,000 for the same period in 2000, a decrease in the loss of $3,644,000 over the same period.  The decrease in the loss is due primarily to increased gross profit and the decreases in our operating expenses, offset by lower gross margins, interest expense, and the unrealized losses on available-for-sale securities.  Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and market penetration.  However, we expect net losses to continue to decrease.

Results of Operations For Nine Months Ended September 30, 2001 Compared To The Nine Months Ended September 30, 2000

Revenue for the first nine months in 2001 totaled $7,170,000 versus revenue of $6,966,000 for the same period in 2000, an increase of $204,000, or 3%.  Product revenue for the nine months ended September 30, 2001 was $5,275,000, an increase of $502,000, or 11%, from $4,773,000 for the first nine months in 2000.  The increase is mainly attributed to increased sales associated with the introduction of our InstaGate EX2 Internet security appliance.  International sales accounted for 26% of product revenue in 2001 compared to 25% for the same period of 2000.  One international customer accounted for 16% of sales in the nine months ended September 30, 2001.  Revenue from software development and license fees totaled $277,000 for the nine months ended September 2001 versus revenue of $1,326,000 for the same period in 2000, a decrease of $1,049,000, or 79%.  This decrease represents the timing of software development contracts from 1999 and 2000, which are recognized based on the percentage of completion method.  In the first quarter of 2000, we were working on a significant project in connection with an agreement with Intel, Inc.  In 2001, this revenue represents license fees from Gateway.  The revenue from subscriptions, maintenance and other services totaled $1,618,000 for the nine months ended September 2001 compared to $866,000 for the same period in 2000, an increase of $752,000 or 87%.  Over the past year, we have focused on building a recurring revenue stream through the sales of SoftPak applications.  With the October 2000 implementation of the patent pending SoftPak Director technology, which enables us to download SoftPak applications to the end user, we have been able to increase the number of InstaGate customers who purchase SoftPak applications.  We also introduced eleven additional SoftPak applications during 2001.

Gross profit for the nine months ended September 30, 2001 was $2,650,000, or 37%, of revenue, compared to $3,660,00, or 53%, of revenue for the nine months ended September 30, 2000.  Gross profit on product sales was 26% and 46% for the nine months ended September 30, 2001 and 2000,respectively.  The decrease is attributed to new products launched in late 2000 and early 2001 with more competitive pricing, resulting in lower margins.  In addition, below average margins on product sales to a specific OEM partner contributed to the decrease.  Gross profit margin on product development and license fees was 100% and 85% for the nine months ended September 2001 and 2000, respectively.  The increase is due to the activity in 2001 resulting from licensing arrangements that have no costs associated with them, while in 2000 the activity resulted from direct costs incurred on software development arrangements.  Gross profit margin on subscription, maintenance and other was 63% and 38% for the first nine months of 2001 and 2000, respectively.  This increase relates to additional maintenance agreements being in place in 2001 due to renewals, which have more attractive margins than various other SoftPak applications.

Operating expenses decreased $5,304,000, or 37%, from $14,408,000 for the first nine months in 2000 to $9,104,000 for the same nine months in the 2001 period. Sales and marketing expenses decreased $4,041,000 or 54 % from $7,532,000 in 2000 to $3,491,000 in 2001.  The decrease is associated with the discontinuation of SmartDSL at the end of 2000 and the related reduction in the sales force and marketing efforts.  In addition, headcount decreased in relation to the closing of the Atlanta office in late 2000.  Furthermore, travel related expenses have decreased with the elimination of outside sales representatives and cost control measures put in place.  General and administrative expense decreased $1,002,000, or 24%, from $4,229,000 in the 2000 period compared to total expenses of $3,227,000 in 2001.  This decrease can be attributed to management of outside services such as printing fees, audit fees and legal expenses.  In addition, we have managed accounts receivable in order to reduce bad debt expense.  Furthermore, in 2000 we also experienced greater filing fees due to initial listing fees for the Nasdaq National Market.  In addition, costs associated with the closing of the Atlanta office resulted in increased general and administrative expenses in the third quarter of 2000.  Software amortization of $41,000 and $103,000 is included in general and administrative expense for the nine months ending September 30, 2000 and 2001, respectively.  Research and development expenses decreased $261,000, or 10%, from $2,647,000 for the nine months ended September 2000 to $2,386,000 for the same period in 2001.  This decrease can be attributed to the development work for the InstaGate products completed by October of 2000, after which time the Company has been able to decreased its research and development activities.  This was offset by costs associated with the translation of the product into German, Spanish, French, Chinese, Korean, and Japanese in 2001.  The Company will continue to monitor its operating expenses in conjunction with targeting near term positive EBITDA.

Interest expense increased $833,000 in 2001.  The additional interest is due to the interest and discount amortization on the convertible subordinated debentures issued in September 2000 and amortization of associated deferred offering costs.  Interest income decreased $46,000 for the nine month ended September 2001 in relation to additional cash on hand in the first quarter of 2001 related to the convertible debentures issued to Gateway in September 2000, offset by decreasing cash balances as we use cash to fund our operating losses.

We recorded unrealized losses during the three months ended September 30, 2001 and during the three months ended March 31, 2001 for the permanent impairment of equity securities due to the continued downturn of the capital markets and recent developments at Gateway.

Net loss from operations was $8,729,000 for the nine months ended September 30, 2001, compared to a $10,523,000 loss for the same period in 2000, a decrease in the loss of $1,794,000 over the same period.  The decrease in the loss is due primarily to increased gross profit and the decreases in our operating expenses, offset by lower gross margins, interest expense, and the unrealized losses on available-for-sale securities.  Losses are anticipated to continue through the current fiscal year due to expenditures in support of continued growth and market penetration.  However, we expect net losses to continue to decrease.

Income Taxes

At September 30, 2001, a valuation allowance of 100% of the deferred tax asset has been recorded, as our management is unable to determine that it is more likely than not that its deferred tax assets will be realized.  In addition, our operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Other Matters

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of our operations or financial position.  Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

eSoft, Inc. and Subsidiaries

PART II - OTHER INFORMATION

        Item 1.    Legal Proceedings

We are not currently involved in any material legal proceedings.  From time to time, we may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business.

                Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

On August 1, 2001, we filed a Current Report on Form 8-K that reported that we had entered into a service agreement with International Business Machines Corporation.

On September 6, 2001, we filed a Current Report on Form 8-K that reported that our board of directors had authorized us to implement a common stock repurchase program.

On September 25, 2001, we filed a Current Report on Form 8-K that reported that the trading of our common stock had transferred to the Nasdaq SmallCap Market from the Nasdaq National Market.

eSoft, Inc. and Subsidiaries

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001	eSoft, Inc.

/s/Jeffrey Finn
Jeffrey Finn
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2001	/s/Amy Beth Hansman
Amy Beth Hansman
Vice President of Finance
(Principal Financial Officer)