Form 10KSB40/A
period 2000-12-31
ESOFT INC
filed 2002-01-18
CIK 1047406

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

/x/	AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from            to

Commission File Number 00-23527

eSOFT, INC.
(Exact name of Small Business Issuer in Its Charter)

Delaware	84-0938960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
295 Interlocken Boulevard, Suite 500, Broomfield, Colorado (Address of Principal Executive Offices)	80021 (Zip Code)

(303) 444-1600
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01 per share

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        /x/ Yes    / / No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.        /x/

        The issuer's revenues for its most recent fiscal year were: $8,771,000.

        The aggregate market value of the issuer's voting common stock held as of March 1, 2001 by non-affiliates was $18,002,444.

        As of March 1, 2001, registrant had 15,564,867 shares of its $0.01 par value common stock outstanding.

        Transactional Small Business Disclosure Format.        Yes / /    No /x/

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 9, 10, and 12) is incorporated by reference to portions of this registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 28, 2001.

TABLE OF CONTENTS

Page
PART III
Item 11. Security Ownership of Certain Beneficial Owners and Management	1

i

PART III

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 15, 2001 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

	Beneficial Ownership(2)
Beneficial Owner(1)	Number of Shares	Percent of Total
Gateway Companies, Inc(3) 4545 Towne Centre Court San Diego, CA 92121	2,377,160	13.7%
Brown Simpson Group(4) Carnegie Hall Tower, 40th Floor 152 West 57th Street New York, NY 10019	1,518,999	9.2
Philip L. Becker 9502 Roe Circle Franktown, CO 80116	877,000	5.6
Jeffrey J. Finn(5)	596,360	3.7
Amy Beth Hansman(6)	153,718	1.0
Robert C. Hartman(7)	230,100	1.5
Jason M. Rollings(8)	141,800	*
James DeSorrento(9)	105,000	*
Richard D. Eyestone(10)	85,000	*
Frederick Frank(11)	136,400	*
Richard B. Rice(12)	20,000	*
William Scott Hickman	2,000	*
Brian E. Cohen	203,656	1.3
All executive officers and directors as a group (8 persons)(13)	1,468,378	8.8%

*
Less than one percent.

(1)
Unless otherwise set forth, all addresses are c/o the Company, 295 Interlocken Boulevard, Suite 500, Broomfield, Colorado 80021.

1

(2)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 15,569,867 shares outstanding on March 15, 2001, adjusted as required by rules promulgated by the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2001, are deemed outstanding for computing the percentage of the person or entity holding such securities, but not outstanding for computing the percentage of any other person or entity.

(3)
Gateway Companies, Inc., a Delaware corporation, has filed a Schedule 13D pursuant to which they report sole or shared voting and dispositive power over 2,377,159 shares, including 1,136,364 shares issuable upon conversion of a convertible promissory note within 60 days and a warrant to purchase 600,000 shares of common stock exercisable within 60 days.

(4)
Includes 511,182 shares issuable upon conversion of a convertible promissory note within 60 days and a warrant to purchase 511,182 shares of common stock exercisable within 60 days.

(5)
Includes 564,860 shares of Common Stock issuable upon exercise of options.

(6)
Includes 140,000 shares of Common Stock issuable upon exercise of options.

(7)
Includes 30,000 shares of Common Stock held by Mr. Hartman as custodian for his children and 145,100 shares of Common Stock issuable upon exercise of options.

(8)
Includes 140,500 shares of Common Stock issuable upon exercise of options.

(9)
Includes 30,000 shares of Common Stock issuable upon exercise of options.

(10)
Includes 10,000 shares of Common Stock held by Mr. Eyestone as custodian for his children and 30,000 shares of Common Stock issuable upon exercise of options.

(11)
Includes 30,000 shares of Common Stock issuable upon exercise of options.

(12)
Includes 20,000 shares of Common Stock issuable upon exercise of options.

(13)
Includes 1,100,460 shares of Common Stock issuable upon exercise of options held by our executive officers and directors as a group.

2

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eSOFT, INC.
By:	/s/ AMY BETH HANSMAN Amy Beth Hansman Vice President of Finance and Secretary

Date: January 18, 2002

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY FINN* Jeffrey Finn	President, Chief Executive Officer and Director (Principal Executive Officer)	January 18, 2002
/s/ AMY BETH HANSMAN Amy Beth Hansman	Vice President of Finance and Secretary (Principal Financial and Accounting Officer)	January 18, 2002
/s/ JAMES DESORRENTO* James DeSorrento	Director	January 18, 2002
/s/ RICHARD EYESTONE* Richard Eyestone	Director	January 18, 2002
/s/ RICHARD RICE* Richard Rice	Director	January 18, 2002
/s/ FREDERICK FRANK* Frederick Frank	Director	January 18, 2002
*By:	/s/ AMY BETH HANSMAN Amy Beth Hansman Attorney-in-Fact

QuickLinks

PART III
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT