Form 10KSB40
period 2001-12-31
ESOFT INC
filed 2002-03-29
CIK 1047406

Use these links to rapidly review the document

Item 7. Consolidated Financial Statements
FINANCIAL STATEMENTS TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                              to

Commission File Number 00-23527

eSoft, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0938960 (I.R.S. Employer Identification No.)
295 Interlocken Boulevard, Suite 500, Broomfield, Colorado	80021
(Address of Principal Executive Offices)	(Zip Code)

(303) 444-1600
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        The issuer's revenues for its most recent fiscal year were: $9,500,000

        The aggregate market value of the issuer's voting common stock held as of March 15, 2002 by non-affiliates was $6,618,699.

        As of March 15, 2002, issuer had 15,916,235 shares of its $.01 par value common stock outstanding.

        Transitional Small Business Disclosure Format. Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.

eSoft, Inc.

ANNUAL REPORT ON
FORM 10-KSB

DECEMBER 31, 2001

Part I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Consolidated Financial Statements
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
Part III
Item 9.	Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K

eSoft, Inc.

FORM 10-KSB

FORWARD-LOOKING STATEMENTS

        Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" within the meaning of Section 27A of the, Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue," or the negative thereof. eSoft intends that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about eSoft's secure Internet appliance business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive secure Internet appliance solution, delays in market awareness of eSoft and its products, possible delays in eSoft's marketing strategy, and failure of our strategic partners to successfully implement their marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors.

        For a fuller description of certain of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." eSoft disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. The business risks discussed in "Factors That May Affect Our Results" on pages 17 through 25, among other things, should be considered in evaluating our prospects and future financial performance.

        We use market data and industry forecasts throughout this report, which we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Similarly, we believe that the surveys and market research others or we have performed are reliable, but we have not independently verified this information.

Part I

        SiteFilter (with design) is a registered trademark owned by eSoft, Inc. eSoft, InstaGate EX, InstaGate EX2, InstaRak, InstaRak HP, SoftPak, SoftPak Director, and redphish are all service marks and/or trademarks owned by eSoft, Inc.

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

        We design, develop and market secure Internet appliance products to address the Internet security needs of small, medium, and distributed enterprises (SMEs) under the InstaGate EX and InstaGate EX2 brand names, and the hosting needs of Internet service providers (Service Providers) under the InstaRak and InstaRak HP brand names. Our current family of products provides businesses with Internet security, firewall, distributed virtual private network (VPN) technology, Internet and Web hosting services, and security and IT related offerings, whose demand is driven by the deployment of broadband Internet connections and the growing demand for secure Website and email hosting services. Our products offer a plug-and-play solution that we believe virtually eliminates traditional costs of hardware upgrades, box swaps and site visits with quick, hassle-free installation and a revolutionary approach to ongoing automatic security updates and management. New applications and upgrades, called SoftPak applications, are available through software downloads as businesses grow and new security and IT applications are developed. SoftPak applications have been developed by eSoft or in combination with third parties. Our current SoftPak offerings include applications and services such as anti-virus, Website filtering, intrusion detection, webmail, reporting, and a variety of communications options. In addition, we continue to evaluate the needs of our customers and develop new SoftPaks, which we believe address those needs. During 2001, we introduced eleven new SoftPak applications. SoftPaks are most commonly licensed to the end user on an annual subscription basis and form a recurring revenue stream for us and our channel partners, which we believe provides better visibility and predictability to our revenue growth. SoftPak applications, as well as software updates and enhancements, are distributed through our patent-pending SoftPak Director. The SoftPak Director allows an end user to utilize a browser-based interface to evaluate and select SoftPak applications. As SoftPaks can be added without requiring new boxes, we believe the need for hardware swaps and associated downtime is eliminated. Through our offerings, we believe that we have been able to simplify the delivery and use of complex technologies to enable SMEs to compete effectively in their respective markets.

        With the deployment of broadband and the increasing popularity of telecommuting, which we believe has created a more immediate need for products such as firewalls, VPNs, and domain hosting, we have continued our focus on providing flexible, customizable, secure Internet appliances. International Data Corporation (IDC) estimated total revenue for the firewall and VPN appliance market to grow from $1.0 billion in 2000 to $4.0 billion by the end of 2005. We believe this growth can be attributed to the convergence of VPN and firewall technologies, the growing number of companies linking their networks to the Internet, increases in the numbers of remote office locations, increased remote access connectivity utilized by branch offices and mobile users, cost savings of implementing an Internet-based VPN, and growing concern over network security. Not only have companies increased deployment of firewalls, but according to the marketing consulting firm of Frost and Sullivan, Internet Protocol VPN has emerged as a requirement for secure, cost efficient communication between employees and global offices. Frost and Sullivan indicates that the U.S. gateway VPN industry generated revenue of $575 million in 2000 and projects such revenue to increase to nearly $3 billion by 2007. Furthermore, TeleChoice, Inc., a telecommunications industry consulting firm, estimates that the use of VPNs can cut telecommunications costs by as much as 90% over private leased line networks. In October 2000, we introduced the InstaGate EX integrated Internet security appliance, which is capable of SoftPak applications, in addition to the firewall or VPN capabilities. We introduced the InstaGate EX2 integrated Internet security appliance in January 2001. The InstaGate EX2 Internet security appliance is a slim profile, reliable unit based on an Intel reference design motherboard and is the end result of over a year of collaboration with Intel on the design and fabrication of the appliance.

        In early 2001, we recognized that Service Providers were experiencing increased security and hacking concerns from their customers, which in turn created the need for secure servers designed to host web, email and Domain Name Service ("DNS") services for multiple Internet domains. In July 2001, we announced the introduction of the InstaRak secure server appliance, which uses the same hardware platform as the InstaGate EX2 Internet security appliance and allows us to leverage our investments in security software and SoftPak applications. Subsequently, in November 2001, we announced the InstaRak HP, which is a high performance model and provides a faster CPU, additional RAM and a larger hard drive. Our secure server appliances integrate server features with security protection, and are designed to protect against hackers and individuals attempting to exploit or gain control of the operating system. These secure server appliances are also designed to protect multiple customers hosted on the same appliance from each other. According to IDC, the worldwide appliance server market will grow from $3.8 billion in 2000 to $31.4 billion in 2005, representing a compound annual growth rate of 56 percent.

        Our InstaGate EX2 Internet security appliance targets SMEs and branch offices that typically have between ten and 250 desktop computers connected to a local area network, or LAN. We market this product primarily through value added resellers (VARs), distributors and Service Providers. In addition, we market our InstaRak HP secure server appliance directly to Service Providers, as well as through VARs and distributors. During August 2001, we entered into a service agreement with IBM, which provided us the opportunity to market our InstaGate EX2 Internet security appliance combined with certain SoftPak applications to certain IBM small business customers on a subscription basis. In addition, during the third quarter of 2001, we entered into a joint marketing program with Intel, whereby we and Intel highlighted the ability of the patent-pending SoftPak Director technology to provide new services, applications and software upgrades for the InstaRak HP and InstaGate EX2 appliances. As part of this program, Intel and eSoft promoted the eSoft's InstaGate EX2 secure Internet appliance and InstaRak HP secure server appliance to Intel product dealers, resellers, service providers, solution providers and other vendors of embedded components, highlighting eSoft's capabilities and design. In early 2002, we signed a distribution agreement with Ingram Micro Inc., the largest global wholesale provider of technology products and supply chain management services. Under the terms of the agreement, Ingram Micro U.S. will distribute our InstaGate EX2 Internet security appliance and InstaRak HP secure server appliance to its global network of resellers.

        We believe SMEs comprise the largest portion of installed LANs and increasingly recognize the importance of the Internet to grow their business and improve productivity. IDC estimated that approximately 65%, or approximately 5 million of U.S. SMEs would be connected to the Internet by 2001. We believe the availability of low-cost, high-speed bandwidth, through technologies such as cable modems and digital subscriber lines, or DSL, is driving SMEs' demand for full-time Internet access, which in turn creates the need to effectively protect corporate assets and data through the implementation of integrated VPN/firewall appliances. According to IDC, the number of small businesses in the United States using high-speed access is expected to expand from 380,000 in 1998 to 3.3 million in 2003. We believe that the integrated VPN/firewall market will increasingly shift its focus to serving the needs of SMEs because that market segment has the largest potential.

        IDC projects by the year 2003 that the VPN/firewall security appliance market will be $1.3 billion for the United States, $780 million for Western Europe and $320 million for Asia Pacific. In order to expand our international market presence, we have localized our products for the following key markets: Japanese, Traditional Chinese, Korean, German, French and Spanish. By localizing our product, user interface, documentation and web presence, we believe that our product offerings will provide even more value for our partners and will continue to make Internet usage and our products simpler and easier for end users in key international markets.

        During 1999, we launched our redphish OEM program, which targets the licensing of our InstaGate EX2 secure Internet appliance technology, software and hardware, along with certain customization or modifications from our professional engineering services, in order to create highly specialized or customized Internet appliance offerings for hardware manufacturers, networking companies and broadband service providers to integrate into their own offerings. We believe our redphish program provides a vehicle through which major hardware manufacturers can deliver customized secure Internet appliances and connectivity solutions to their small- and medium-sized customers. Delivered initially as a secure Internet appliance, this platform can later serve as a foundation for additional products and services, such as enhanced e-mail, VPN, and business-to-business applications, as well as any SoftPak applications provided by us. We believe this program allows us to leverage our research, development and product offerings, along with our partners' expertise in hardware design, manufacturing and distribution. We believe the redphish program has the potential to improve our worldwide distribution capabilities and may help to drive product requirements. In addition, it may enable us to gain time to market advantages in developing new software features. Our program is based on royalties or revenue sharing, which provides incentives at every point of the distribution chain. We have currently de-emphasized this program due to market conditions amongst our targeted OEM partners. We will continue to support existing OEM relationships and will analyze any future relationships based on the value that they can bring to us.

        In the second quarter of 2000, we launched our SmartDSL program in three cities, which targeted SMEs. This program focused on a subscription-based model that minimized the cash outlay requirements for our customers. Smart DSL bundled broadband local access with our all-in-one Internet server product and installation. Our SmartDSL program relied on DSL providers for the provisioning of broadband. However, we continuously ran into provisioning problems with our DSL suppliers and a lack of cooperation and coordination between our DSL suppliers and the Regional Bell Operating Companies (RBOCs). We concluded that SmartDSL was not a viable business initiative for eSoft, and in late 2000 the active marketing and sales of SmartDSL was discontinued effective December 29, 2000.

        Our principal offices are located at 295 Interlocken Boulevard, Suite 500, Broomfield, Colorado 80021, and our telephone number is (303) 444-1600. We were incorporated in Colorado in 1984 and reincorporated in Delaware in February 1998.

        In late 2001 we merged Apexx Technology, Inc. and Technologic, Inc., our wholly-owned subsidiaries, with and into eSoft with eSoft as the surviving corporation.

  Industry Background

  Dramatic Growth in the Use of the Internet

        The Internet is rapidly becoming a critical resource for business. IDC estimated that in the United States, approximately 65% of small businesses would be accessing the Internet by the end of 2001, which is approximately 4.7 million businesses. Furthermore, IDC estimates that there were over 38 million web users in the United States and over 86 million worldwide at the end of 1997, and projects the number of web users to increase to over 177 million users in the United States and 502 million worldwide by the end of 2003. The increasing use of the Internet by consumer and business users is primarily attributable to easier, faster and cheaper access to the Internet, greater diversity and availability of Internet access devices and increased availability of Internet applications and enhanced services. In addition, the increasing utility of the Internet and the availability of new technologies that enable advanced capabilities, such as real-time communication, collaboration and electronic commerce, are compelling businesses and other organizations to use the Internet to maintain Web sites, access critical business information and communicate more effectively with employees, customers and business partners.

  Small to Medium-Sized Enterprises More Widely Seeking Broadband Connection Solutions

        Most SMEs currently access the Internet using multiple low-speed dial-up connections with a limited number of applications. Increasingly, low cost broadband access that more appropriately meets

SMEs' requirements is available. Both the affordability of these options and the growth in the use of the Internet as a means of conducting business have led SMEs to seek dedicated full-time Internet connections. IDC projects that in the U.S the number of small businesses using high-speed access is expected to expand from 380,000 in 1998 to 3.3 million in 2003. According to the Yankee Group, VPNs are becoming the method of choice of SMEs for remote access. Through dedicated broadband connections, SMEs can streamline internal operations by facilitating employee communications, e-mail, file sharing, and research and analysis.

  Small to Medium-Sized Enterprises Increasingly Demand Protection of Full-Time Dedicated Internet Connection Applications

        With the emergence of affordable broadband access, SMEs also realize the necessity of protecting their networks through the purchase of a firewall because a continuous connection to the Internet presents greater security issues. Once businesses have a dedicated connection to the Internet, they experience increased risk that proprietary or sensitive information will be accessed by hackers, competitors, or disgruntled employees. Furthermore, the popularity of telecommuting, the more common use of branch offices, and the increase in web applications that transmit sensitive data over the Internet also increase the security risks that these businesses face. Internet security options that protect networks and encrypt data are addressed by a variety of products, including firewalls, VPN, anti-virus, and intrusion detection. According to IDC, the market for Internet security products grew 105% from 1998 to 1999 and 152% from 1999 to 2000. Furthermore, according to IDC, total revenue for the firewall and VPN appliance market is expected to grow from $1.0 billion in 2000 to $4.0 billion by the end of 2005. The annual Computer Security Institute (CSI) conducted a survey in 2000 which highlights the potential risks faced by organizations connected to the Internet. The CSI survey revealed that 90% of companies responding had experienced security breaches within the past 12 months, with 70% reporting serious breaches that included theft of proprietary information, financial fraud and sabotage of data or networks. Those organizations in the CSI survey that were able to quantify losses reported an average total loss of over $1 million per organization. Breached computer security has become such an extensive problem that the House of Representatives recently passed the Cyber Security Research and Development Act. The new initiative will create research and education grants at the National Science Foundation and the National Institute of Standards and Technology to find new ways to protect computers networks from hackers.

        In addition, once SMEs have access to more powerful information technology, we believe that they realize the importance of value added applications previously only available to larger businesses, such as:

  •
  Web hosting applications;

  •
  Business-to-business application services;

  •
  Virtual private networks;

  •
  Remote information technology services; and

  •
  Voice over Internet telecommunications.

Internet Appliance Market Overview

        Over the past two years, the Internet appliance marketplace has undergone dramatic changes. From our perspective, with a starting point of all-in-one Internet servers just two years ago, we are now seeing dozens of Internet appliance categories. Outlined below are what we believe to be the major categories of Internet appliances, with a brief description of the types of appliances offered within each category.

  •
  Customer Premise Appliances.  These appliances are targeted at providing specialized capabilities and are designed to be installed and operated at the customer's location. They are typically used in conjunction with a dedicated Internet connection such as cable, DSL, broadband wireless, ISDN, leased line, T-1, or T-3. Some of the products categories include:

  •
  SME all-in-one Internet Servers

  •
  SME Internet Security Appliances

  •
  Small Office Home Office (SOHO) Internet Services

  •
  Residential Gateways

  •
  Set-top Box Gateways

  •
  Data Centric Internet Appliances.  These appliances are targeted at providing specialized capabilities and are designed to be implemented at the data centers or server farms of ISPs, managed service providers and enterprises. These servers are typically characterized by their form factor as being a "rack mountable" 1U design. The types of product categories in this area include:

  •
  Server Appliances

  •
  Network Attached Storage (NAS) servers

  •
  Web caching servers

  •
  Load Balancing Appliances

  •
  Managed Firewall Appliances

  •
  Consumer Appliances.  These appliances are targeted at addressing the expected market opportunity that will result when third generation (3G) wireless broadband service is deployed. It is expected that 3G wireless, through technologies such as Wireless Applications Protocol (WAP), will allow broadband services and applications to be delivered to an individual's digital phone, personal digital assistant (PDA) or whatever form the next generation of these devices will take. This category faces both technological and market demand hurdles. However, Service Providers are spending billions of dollars in 3G wireless license auctions around the world, which in turn is attracting many entrepreneurs and investment in the infrastructure (e.g. appliances) and applications that will be created to serve this market.

Market Size and Trends

        We've outlined below the size and growth projections for the Internet Security Appliance market segment.

  •
  According to IDC, total revenue for the firewall and VPN appliance market is expected to grow from $1.0 billion in 2000 to $4.0 billion by the end of 2005.

  •
  By the year 2003, IDC projects the firewall appliance market to be $1.3 billion for the United States, $780 million for Western Europe and $320 million for the Asia Pacific region.

  •
  IDC anticipates that the United States will lead firewall appliance growth with a 45% worldwide market share by 2005; Western Europe will follow with 31% followed by Asia Pacific with 13%.

  •
  According to Frost and Sullivan, the U.S. VPN gateway markets reveal that the industry generated revenue of $575 million in 2000 and projects such revenue to increase to nearly $3.0 billion by 2007.

  •
  According to IDC, the worldwide appliance server market is expected to grow from $3.8 billion in 2000 to $31.4 billion in 2005, representing a compound annual growth rate of 56 percent.

Products and Services

        Our current offerings can be classified into two categories: Internet Appliances and SoftPak Applications. These categories of products are described below.

  Internet Appliances

  The InstaGate EX2:

          An integrated VPN/firewall appliance that addresses the Internet security demands of SMEs. It is designed to support ten to 250 users and allows end users to instantly enable SoftPak applications, which are value added security and IT subscription tools and services. Customers can instantly enable SoftPaks, such as anti-virus protection and software updates, with the click of a mouse. We believe this extensible architecture eliminates the need for product swap outs. The space-saving 1U design can be rack mounted if desired and has an easy-to-read LCD status. InstaGate EX2 also supports a third network interface—or DMZ—for securely hosting public servers. It utilizes leading edge Intel architecture that we believe positions the InstaGate EX2 for future growth, expansion and increased processing speed, as well as data, voice and video convergence. The InstaGate EX2 also includes a print server, file server, mail server and Intranet Web server.

  The InstaRak:

          A secure server appliance that is designed to host web, email, and DNS services for multiple Internet domains using a browser based domain set up. Customers can instantly enable SoftPaks, such as anti-virus protection and software updates, with the click of a mouse. We believe this extensible architecture eliminates the need for product swap outs. This appliance is protected by PitBull LX from Argus Systems, a leader in application security technology. The space-saving 1U design can be rack mounted if desired and has an easy-to-read LCD status. It utilizes leading edge Intel architecture that we believe positions the InstaRak for future growth, expansion and increased processing speed, as well as data, voice and video convergence.

  The InstaRak HP:

          A secure server appliance that is designed to host web, email, and DNS services for multiple Internet domains that uses a browser based domain set up and supports SQL as well Active Server Pages (ASP). Customers can instantly enable SoftPaks, such as anti-virus protection and software updates, with the click of a mouse. We believe this extensible architecture eliminates the need for product swap outs. This appliance is protected by PitBull LX from Argus Systems, a leader in application security technology. The space-saving 1U design can be rack mounted if desired and has an easy-to-read LCD status. It utilizes leading edge Intel architecture and not only has increased processing speed and memory capabilities, but we believe is also positioned for future expansion, such as data, voice and video convergence.

  SoftPak Applications

        SoftPak applications are security and IT applications and services that are typically licensed on an annual subscription basis. The majority of these services create a recurring revenue stream for us, for our partners, and our sales channel. In addition, we believe they address several of the critical business issues of Service Providers and VARs regarding how to deliver content, applications and services to SMEs in a cost-effective fashion. We anticipate that we will continue to add SoftPak applications as we develop new applications or sign up additional partners. Currently, our SoftPak applications include the following:

  Anti-Virus Screening:

          Anti-virus scans attachments in email messages and removes unwanted or infected files before they can enter the network. Virus signatures are automatically updated on a daily basis.

  SiteFilter:

          SiteFilter provides Website filtering and blocking based on a dynamic URL database that includes weekly updates to a database of over 10 million URLs in over 25 different categories.

  SpamFilter:

          SpamFilter scans and filters unsolicited email messages also known as Spam.

  SecurityCheck:

          SecurityCheck scans networks to identify and fix potential security vulnerabilities.

  PacketHound:

          PacketHound blocks access to bandwidth-intensive and productivity-eating technologies.

  Firewall Policy Manager:

          Firewall Policy Manger adds functionality to standard firewall allowing the creation of policy-based access controls. In addition, it offers encrypted remote management, enhanced logging and reporting.

  WebMail:

          WebMail sends and receives corporate email from any web browser.

  Internet Server:

          Internet server provides public web, FTP and domain name server services.

  Firewall Monitoring:

          Firewall Monitoring provides 24x7 remote monitoring for secure service plus standard firewall reports indicating failed logins and denied access. The end user is notified via email, pager or telephone if connectivity is interrupted.

  SmartReports:

          SmartReports generates customizable reports and graphs that detail Internet mail and web usage and runs on a Microsoft Windows platform.

  JoyDesk:

          JoyDesk shares files, creates group calendars, posts public announcements and more on a corporate Intranet.

  Modem Communications:

          Modem Communications provides remote access service and modem failover with a V.90 modem.

  Software Care:

          The Software Care Agreement provides support and access to the latest feature enhancements, software upgrades and security patches.

  Hardware Care:

          The Hardware Care provides next working day, or "hot swap" hardware replacement.

Product Competitive Advantages

        We believe our products offer the following advantages to customers, which help us maintain a competitive edge in this evolving market:

  High Performance, Robust Security

        We design our products so that they offer complete integrated security solutions including firewall, VPN, anti-virus and intrusion detection. We believe our secure Internet appliances protect networks from those attempting to access proprietary and confidential information, and from those attempting to alter this information. Our InstaGate EX2 Internet security appliance and its downloadable Firewall Policy Manager SoftPak application have been awarded the internationally recognized International Computer Security Association (ICSA) Firewall Certification for firewall functionality and security. ICSA sets the standards for commercial security products. We believe our VPN products create a secure connection with which to conduct business among remote offices and mobile employees. Our InstaRak appliances feature embedded security software by PitBull LX from Argus Systems, a leader in application security. Our anti-virus provides virus protection and is automatically updated with the most current version available. We provide software that we believe will detect attacks and automatically notify customers of the attack.

  Flexible, Extensible Architecture

        Our software products are built using modular architecture, allowing scalability to fit the customers' growing needs. As upgrades and additional SoftPak applications are available, software can be automatically downloaded. SoftPak applications are downloaded seamlessly across the Internet through our patent pending SoftPak Director. The ability to easily add applications provides an evolution path that allows customers to develop their network services and its architecture according to their needs. In addition, we have designed our hardware platform so that options, such as memory, hard drive, etc., may be easily upgraded as a customer's business needs grow.

  Low Acquisition and Ownership Costs

        We believe success in the SME market requires solutions that do not require large capital expenditures. The emergence of low-cost, high-speed Internet access through technologies that include DSL and cable modems provides an affordable means for SMEs to connect to the Internet. We believe our products offer a solution for a reasonable purchase price and are easy to install and maintain, which eliminates the need for costly in house IT personnel. Once connected, we believe that both the low initial cost and low ongoing cost of our products and services provide a significant competitive advantage for the end user of our products.

  Easy Installation and Maintenance

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

  Reliable

        We believe our products maximize reliability, which in turn minimizes network downtime that our customers experience. Our hardware platform is based on an Intel reference design motherboard and includes over a year of collaboration with Intel on the design and fabrication of the appliance. Since the introduction of the InstaGate EX2 Internet security appliance, we have demonstrated a mean time between failure (MTBF) reliability assurance calculation of over 100,000 hours.

  Recurring Revenue Stream

        Services offered in connection with our products generate a recurring revenue stream, which we believe secures customer loyalty because they grow to depend on our products. The software services or SoftPaks are offered on an annual subscription basis, which create a recurring revenue stream for not only us, but also for our partners and resellers. This creates increased visibility and predictability to the growth of the revenue stream.

  Linux Operating System

        We develop our proprietary applications and SoftPaks to operate on the Linux operating system, which we believe provides a number of competitive advantages for ourselves and our customers. Open source software is constantly developed and improved by a great many developers who collaborate by exchanging suggestions, information and source code. All of these factors have led more and more developers to become involved in open source projects, which have resulted in the increased frequency of software releases, and increased speed of feature development and error correction. Open source software such as Linux is increasingly popular with companies seeking cost-effective, reliable, secure Internet service infrastructure.

Our Strategy

        Key elements of our strategy include the following:

  Continue Product Development

        We expect to continue to expand our current product offerings based upon the demands of the marketplace. We will concentrate on developments that maximize product performance. At the same time we will focus on the reduction of manufacturing costs.

  Continue to Develop Additional SoftPak Partner Relationships with Leading Providers

        We intend to partner with well-recognized third-party software and applications providers to distribute our products. We have established a SoftPak Partners Program, through which we intend to expand our relationships with Independent Software Vendors (ISVs) and Application Service Providers (ASPs) worldwide, seeking best-of-breed solutions. These subscription-based services provide flexibility in meeting the needs of SMEs during each stage of their development and further enhance our life-of-customer relationship and long-term revenue stream. In addition, many of our customers lack in-house technical expertise and have requested that we provide them with some form of managed services, which we are addressing through partnerships in our SoftPak Partner's program.

  Establish Relationships with Service Providers

        In this increasingly competitive market, Service Providers are looking to differentiate their services. As a result, there is growing interest from Service Providers in bundling their services with additional offerings. We feel our products are appropriately positioned to allow the Service Providers to easily incorporate them into their own offerings.

  Extend Recurring Revenue Streams

        Previously, most of our product revenue was generated from one-time product sales. This approach maximized short-term revenue, but made ongoing revenue predictions difficult. In late-2000, we began targeting SoftPak application introduction, which would provide the foundation for the subscription-based recurring revenue business model. This business model, centered around SoftPak applications, generates a more predictable recurring revenue stream associated with each sale. The subscription model applies primarily to our SoftPak application sales, although we also enter into subscription-based agreements for our Internet appliance offerings. We believe that a subscription-based pricing model will result in better predictability of future revenue, and will also better suit the cash flow requirements of our SME customers.

  Continue to Invest in Worldwide Growth

        We believe widespread availability of broadband Internet access is a global phenomenon and will increase the size of the market we are targeting. In turn, we are attempting to expand the availability of our products by utilizing domestic distributors. We recently signed a global distribution agreement with Ingram Micro Inc., the largest global wholesale provider of technology products and supply chain management services. We plan to expand our sales force in order to pursue additional domestic and international market opportunities that exist with VARs, distributors, Service Providers, and within vertical markets.    We will continue to explore additional opportunities that allow us to expand the availability of our offerings on a global basis.

Concentration of Sales

        During the years ended December 31, 2001 and 2000, we had one customer that accounted for 10% or more of our total revenue for each year. For the year ended December 31, 2001, the one customer accounted for 13% of revenue and accounted for 2% of the gross accounts receivable at December 31, 2001. For the year ended December 31, 2000, the same customer represented 10% of our revenue. We did not have an outstanding receivable related to this customer at December 31, 2000. There were no other customers at December 31, 2001 or 2000 that represented 10% or more of revenue.

Concentration of Purchases

        During the years ended December 31, 2001 and December 31, 2000, we had three vendors and two vendors, respectively, that accounted for 10% or more of our purchases during those periods. For the year ended December 31, 2001, the three vendors represented 95% of the total purchases. For the year ended December 31, 2000, the two vendors represented 80% of the total purchases. Management believes that should any of these relationships be terminated, suitable replacements can be found in a timely manner.

Manufacturing Operations

        Currently, all of our production activities are outsourced to WIN Enterprises, a third party manufacturer which provides us with a complete turnkey solution, including material acquisition, build, test, drop shipment and quality assurance functions to ISO 9002 specifications. Outsourcing results in cost savings to us through the reduction of fixed overhead and personnel costs. In addition, it provides flexibility in meeting market demands. The major goals of our outsourcing strategy are as follows:

  •
  To continue focusing on cost reduction through creative material acquisition, strategic alliances, and qualified sources of cost reduced or alternate parts.

  •
  To negotiate labor costs for the build, test, and quality assurance processes, based upon higher volumes produced.

        In February 2001, we introduced the InstaGate EX2 Internet security appliance. Since the introduction of this product, over 6,500 units have been produced.

        In August 2001, we produced and shipped the first InstaRak secure server appliance, followed by the enhanced hardware platform InstaRak HP secure server appliance, introduced in November 2001. Our experience gained from the InstaGate EX2 Internet security appliance product rollout earlier in the year allowed us to capitalize on hardware technology and supplier relationships to achieve design concept through initial program shipment within budgeted time and cost guidelines.

        A significant continuous improvement initiative took place in mid 2001 focusing on the SoftPak Director, our value added software delivery system, and its automated interaction with the Company's financial billing system. We believe that if we continue to experience increased demand for subscription services, automated order subscription, payment, tracking and renewal processes will be vital. This same IT systems focus has also produced the real-time processing of sales incidents, allowing orders to be received, processed and shipped the same day.

        We plan to continue to outsource the manufacturing of our products during 2002.

Intellectual Property

        We regard our application software as proprietary and we intend to protect our software by relying upon patents, copyright rights, trade secret laws, internal non-disclosure agreements and transferability restrictions incorporated into our software license agreements. Interceptor, TEAM Internet, TEAM Page and SiteFilter (with design) are registered trademarks owned by eSoft. eSoft, InstaGate, InstaGate EX, InstaGate EX2, InstaRak, InstaRak HP, SoftPak, SoftPak Director, and redphish are all service marks and/or trademarks owned by eSoft. In addition, we have a patent application pending that is directed to various aspects of our SoftPak Director. We do not know whether this pending patent will be issued or, if issued, that the patent will not be challenged or invalidated. We provide our software products under either perpetual paid-up license agreements or monthly licensing agreements. Title to the software does not transfer to the customer. Program source listings are not released, which we believe further protects unauthorized transfers of our proprietary information, as well as the confidentiality of our trade secrets. We also use a combination of software programming and hardware devices to protect our products from unauthorized use or duplication. We also apply for trademarks for our product and SoftPak brand names. We cannot assure you that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

Competition

        The markets for our products, services and subscribers are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of our products, although many of these companies have targeted the security needs of larger businesses. Low cost suppliers of Internet routers also exist, but we do not consider them to be among our competition since we believe their products are low performance and difficult to install. Our current and prospective competitors include OEMs, product manufacturers of Internet security products, and manufacturers of shared Internet access devices. Companies offering competitive products vary in scope and breadth of products and services offered and include security appliance manufacturers, such as SonicWALL, Inc., WatchGuard Technologies, Inc., Netscreen Technologies, Inc., Cisco Systems, Inc., Nokia Corp. and Lucent Technologies. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. Our business could be adversely affected if these companies were to enter our target markets.

        We believe we compete favorably on the principal factors that will draw end users to a security appliance product, which include:

  •
  Depth of product functionality;

  •
  Ability to work with network components utilizing other operating systems such as Windows NT;

  •
  Scalability;

  •
  Product quality and performance;

  •
  Open systems architecture;

  •
  Strength of channel;

  •
  Brand name recognition;

  •
  Competitive pricing; and

  •
  Customer support.

Research and Development Expenditures

        We conduct research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop applications. Production costs for the development of the software used for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within its existing product lines. We did not capitalize any research and development expenditures in 2001 or in 2000. We incurred $3,063,000 of expenses relating to research and development costs in 2001, compared to $3,525,000 in 2000.

Government Regulations

        We continue to design our products to ensure they are certified by key regulatory agencies such as FCC, Japan VCCI, European CE Mark, UL, cUL and TUV.

Employees

        As of March 15, 2002, we had 71 full-time employees. This number includes 29 engineers/technical support, 8 in operations, 3 in marketing, 21 in sales, and 10 in administration. None of our employees are represented by a labor union, and based on open communications, our open door policy and feedback received from employees, we believe that relations with our employees are very good.

Item 2.    Description of Property

        We maintain leased facilities at the locations listed below. All locations are in good working condition and we believe that our current facilities will be adequate to support our operations through 2002. In the event that additional space is needed, we believe that additional or substitute space will be available on commercially reasonable terms.

Function	Location
Corporate Headquarters	295 Interlocken Blvd., Suite 500 Broomfield, CO 80021
London	The Nova Building Herschel Street Slough, Berkshire United Kingdom SL1 1XS
Singapore	361 Ubi Road #02-03 Singapore 408664

Item 3.    Legal Proceedings

        From time to time, we may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business. On March 1, 2002, the Company filed a complaint against NERA (Philippines) Inc. ("NERA") in the United States District Court for the District of Colorado in connection with the Company's delivery of certain hardware products and related warranties and software products. The Company and NERA had previously entered into an International Value-Added Reseller Agreement. After the execution of the agreement, NERA submitted various purchase orders, which the Company fulfilled. The Company is seeking relief for damages incurred as a result NERA's refusal to pay for certain of the shipped products. The Company has reserved approximately $485,000 against such receivable.

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of our stockholders during the fourth quarter of 2001.

  FACTORS THAT MAY AFFECT OUR RESULTS

        In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

        We have a history of operating losses and an accumulated deficit, and we may not succeed or become profitable.

        We will need to generate significant revenues to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. If we do not achieve or sustain profitability, then we may be unable to continue our operations. We have incurred operating losses to date and we have not generated enough revenues to cover the substantial amounts that we have spent to develop and market our products and services. We had an accumulated deficit of approximately $30,700,000 at December 31, 2000 and $39,100,000 at December 31, 2001.

        We expect to invest financial and other resources to develop and introduce new products and services and expand our sales department and strategic relationships. We expect to continue experiencing operating losses and negative cash flow from operations for this fiscal year and possibly for the foreseeable future.

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

        Our operating results may fluctuate, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall.

        If our revenue declines in a quarter, our earnings will decline because many of our expenses are relatively fixed. In particular, engineering, selling and marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

        If we are unable to obtain additional capital to fund our operations when needed, our sales and marketing and product development efforts would be adversely affected. This could cause our operating results to be materially harmed.

        The continued development of our products and services and any expansion of our sales personnel will require additional capital. In addition, our efforts to develop other potential products, including the possible acquisition of technologies, products or companies, will require substantial additional capital.

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

        Sales of our products depend on the increased use and widespread adoption of broadband access services, such as cable, DSL, Integrated Services Digital Network, or ISDN, Frame Relay and T-1. These broadband access services typically are more expensive in terms of required equipment and ongoing access charges than is the case with Internet dial-up access providers. Our business, prospects, results of operations and financial condition would be materially adversely affected if the use of broadband access services does not increase as anticipated or if our customers' access to broadband services is limited. Critical issues concerning use of broadband access services are unresolved and will likely affect the use of broadband access services. These issues include:

  •
  security;

  •
  reliability;

  •
  bandwidth;

  •
  congestion;

  •
  cost;

  •
  ease of access; and

  •
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

        A slowing economy and reductions in information technology spending may negatively affect our revenues.

        Our revenue may be negatively affected by the increasingly uncertain economic conditions both in the market generally and in our industry. If the economy continues to slow, or the recession continues, some companies may reduce their budgets for spending on information technology and Internet security products. As a consequence, our sales cycle may become longer with some customers, and other prospective customers may postpone, reduce or even forego the purchase of our products and services, which could negatively affect our revenue.

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

        Even if we convince our target markets about the importance of and need for Internet security, we do not know if this will result in the sale of our products. We currently expect that almost all of our future revenue will be generated through sales of our InstaGate EX2, InstaRak, InstaRak HP and SoftPak products. Our success depends on market acceptance of our products and services.

        If we fail to successfully introduce our new products to the marketplace, our customer base will likely decline.

        To maintain and increase our customer base, we have recently introduced several new products into the marketplace, including the InstaGate EX2, InstaRak, InstaRak HP, and various SoftPak applications. We are not sure if these new products will be accepted by SMEs and/or Service Providers, which are our primary target market. If we are not successful in introducing these new products, our customer base will likely decline. Any delays in the introduction to market may result in postponement of future sales and erosion of our competitive position. If in the future our customers demand different products than the ones we have chosen to introduce into the marketplace, we will incur substantial additional costs in redeveloping our product and our operating results will be harmed.

        If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

        The market for Internet security products is worldwide and highly competitive and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the dominant competitors in our industry are SonicWALL, Inc., WatchGuard Technologies, Inc., Netscreen Technologies, Inc., Cisco Systems, Inc., Nokia Corp. and Lucent Technologies. Other current and potential competitors include hardware, software and operating system vendors such as Check Point Software Technologies Ltd., Axent Technologies, Inc., Microsoft Corporation, Network Associates, Inc., Novell, Inc., Sun Microsystems Inc. and a number of smaller companies. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

        Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to introduce new products and services successfully.

        To succeed, we must continually change and improve our products in response to rapid technological developments and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. For example, we have recently shifted our focus from providing all-in-one Internet servers to providing secure Internet products. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. The development of new, technologically advanced products and services is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends. Because Internet security technology is complex, it can require long development and testing periods. Releasing new products and services prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products and services, and we may experience delays in the future. When we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

        If our distributors fail to perform, our ability to sell our products and services will be limited.

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

        Our failure to timely collect payment on orders for our products could negatively impact our financial position.

        In the course of selling our products in the United States and abroad we have, from time to time, encountered situations in which customers are unwilling or unable to pay for the products we ship to them. Although we may pursue various remedies to obtain payment from these customers, such remedies can often be costly and time consuming. In addition, the laws of foreign jurisdictions may further hinder or delay our ability to collect payment from delinquent customers in such jurisdictions. Our inability to collect payment from our larger customers or multiple customers could have a material adverse impact on our financial position.

        Currently three vendors account for 95% of our purchases. If we do not increase the number of vendors, we are at risk that supplies necessary to produce our products may be unavailable to us in the future.

        We had three vendors that accounted for a total of 95% of our total purchases for the fiscal year ended December 31, 2001 and individually represented 60%, 20% and 15%, respectively. With this concentration of purchases, we are exposed to the risk that these vendors may be unable to support us in the future. We have explored the possibility of utilizing alternative vendors for certain purchases; however, we may not be able to quickly execute and have delivery from these alternative vendors to meet demand. An inability to source certain products from other vendors would likely have a material adverse impact on our ability to attain or maintain profitability.

        Our success depends on the continuing contribution of our key personnel who may leave us at any time and our ability to integrate new personnel, including several key members of our management team.

        Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. In particular, the loss of the services of Jeffrey J. Finn, our president and chief executive officer, Jason M. Rollings, our vice president of operations, Robert C. Hartman, our vice president of engineering and Amy Beth Bennett, our vice president of finance, could harm our sales and operations. Although we have employment agreements with these officers, they and any other of our key personnel may leave us at any time. If any of our management team left or were seriously injured and unable to work, it could be costly and time consuming to replace them.

        If we cannot attract, retain, motivate and integrate additional skilled personnel, our ability to compete will be impaired.

        We are a small company with 71 full-time employees. Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

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

        If we do not effectively manage our planned growth, our ability to significantly increase revenues and become profitable will be limited. We need to rapidly and significantly expand our operations. Our growth has strained and will continue to strain our management, financial controls, operations systems, personnel and other resources. If we do not manage our planned future growth effectively, our efforts to increase our customer base and product and service offerings may not be successful. In addition, our planned rapid growth could adversely affect our ability to provide services and technical support in a timely manner and in accordance with customer expectations. To manage growth of our operations, we must:

  •
  improve existing operational, financial and management information controls, reporting systems and procedures;

  •
  hire, train and manage additional qualified personnel; and

  •
  effectively manage multiple relationships with our customers, OEM partners, vendors and other third parties.

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

        Our products incorporate technologies, which are the subject of proprietary rights of others. We have obtained licenses for some of these technologies and may be required to obtain licenses for others. We may not be able to obtain any necessary licenses for the proprietary technology of other parties on commercially reasonable terms, or at all. In addition, one or more third parties whose software or technologies are used in our product might cease to make its software or other technologies available to us or to update such software or technologies as appropriate. We may not be able to develop alternative approaches if we are unable to obtain necessary licenses, or if third-party software or technologies become unavailable to us or obsolete. We cannot assure you that our current or future licenses will be adequate for the operation of our business. The failure to obtain necessary licenses or identify and implement alternative approaches could have a material adverse effect on our business, financial condition and results of operations.

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

        International operations involve numerous factors not typically present in domestic operations. If any one or more of these factors adversely affects us and we cannot effectively manage them, our business, operating results and financial condition could be significantly harmed. These factors include:

  •
  costs of operations in countries outside the United States;

  •
  licenses, tariffs and other trade barriers;

  •
  longer receivable collection periods and greater difficulty in accounts receivable collection;

  •
  difficulties in staffing and managing remote operations;

  •
  potentially adverse tax consequences;

  •
  the burden of complying with multiple and complex laws, regulations and treaties;

  •
  currency fluctuations; and

  •
  political and economic instability.

        Our stock price may be volatile and your investment in our stock could decline in value.

        The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  announcements of technological innovations or new commercial products by our competitors or us;

  •
  developments concerning proprietary rights by our competitors or us;

  •
  developments concerning any development or marketing collaborations;

  •
  litigation;

  •
  economic and other external factors, including disasters or crises or; and

  •
  period-to-period fluctuations in financial results.

        In addition, the stock market and the market for Internet-related and technology companies in particular have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the performance of those companies. During the recent drops in value of the Nasdaq markets, companies with ongoing losses like us were among the most vulnerable to sharp declines in value. You may not be able to sell your common stock at a price at or above the price at which you purchased it.

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

        The market and liquidity for our common stock is limited.

        Our common stock is currently listed for trading on the OTC Bulletin Board, and as a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange. Our common stock is subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as our securities are subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters

        Market Information.    On August 6, 1998, our stock began trading on the Nasdaq SmallCap Market under the symbol "ESFT" and began trading on the Nasdaq National Market on May 3, 2000. On September 25, 2001 our common stock was moved back to the Nasdaq SmallCap Market. On January 14, 2002 the Company's stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board under the symbol "ESFT". The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market and Small Cap Market for the periods indicated.

	High	Low
2001 Fiscal Year
Fourth Quarter	$1.13	$.60
Third Quarter	$1.51	$.71
Second Quarter	$1.63	$.88
First Quarter	$4.00	$.88
2000 Fiscal Year
Fourth Quarter	$5.87	$.78
Third Quarter	$9.43	$4.00
Second Quarter	$18.87	$6.63
First Quarter	$32.50	$15.00

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

        Holders.    As of December 31, 2001, there were approximately 246 record holders of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

        Modification of Unregistered Securities during the Fiscal Year ended December 31, 2001.    Since January 1, 2001, we have sold and issued the following unregistered securities:

        On April 26, 2000, we entered into a Common Stock and Warrant Purchase and Investor Rights Agreement (the "Agreement") with Gateway Companies, Inc. ("Gateway") for Gateway's purchase of 1,281,591 shares of our common stock at $19.507 per share. The payment of the purchase price was to be made in two equal installments, with 50% paid at closing and 50% to be paid ninety days after the closing. On the closing date, we issued 640,796 shares of our common stock to Gateway upon the receipt of $12,500,000 from Gateway, the first half of the purchase price. As part of this transaction, we issued a warrant to Gateway to purchase up to 600,000 shares of our common stock at an exercise price of $19.507 per share, subject to certain anti-dilution provisions and adjustments (the "Initial Gateway Warrant"). The Initial Gateway Warrant vests based upon certain performance milestones and expires on April 26, 2005. Under the Agreement, we agreed to provide Gateway certain registration rights and rights to participate in future financings as well as a right of first negotiation and a right of first refusal to purchase us under certain circumstances and a right of resale to us of the shares held by Gateway under certain circumstances. This sale was made in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended.

        On September 15, 2000, we amended the Agreement with Gateway by entering into a First Amendment to Stock and Warrant Purchase and Investor Rights Agreement (the "Amendment"), whereby the parties agreed that eSoft would issue a Convertible Subordinated Promissory Note in the aggregate principal amount of $12,500,000 to Gateway (the "Gateway Note") instead of issuing the remaining 640,795 shares for the remaining 50% of the purchase price which was due 90 days after the initial closing described above. The Gateway Note matures on September 15, 2004 and bears interest at a rate of seven percent per annum. Interest is payable in cash or, at our option, in shares of our common stock. The Gateway Note is convertible at Gateway's option into a fixed number of shares of our common stock based on the ten-day average closing price of our common stock, but at not less than $11.00 or more than $19.507 per share. As a part of the Amendment, we issued a warrant to Gateway to purchase up to 600,000 shares of our common stock at an exercise price of $11.00 per share, subject to certain anti-dilution provisions and adjustments (the "Replacement Gateway Warrant"), which warrant replaces the Initial Gateway Warrant. The Replacement Gateway Warrant vests based upon certain performance milestones and expires on April 26, 2005. This sale was made in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended.

        As a part of the Amendment, we purchased 30,000 shares of Gateway, Inc. common stock for $3,000,000, a $1,219,500 premium over the fair market value of the securities on the date of purchase. The premium paid is recorded as a reduction to the carrying value of the debt securities issued to Gateway, which will result in additional non-cash interest expense over the term of the debt.

        In November 2001, we entered into a Note Prepayment and Amendment Agreement (the "Second Amendment") that amends the Amendment. Under the terms of the Second Amendment, the principal amount of the Gateway Note was amended to $6,500,000 (the "Amended Gateway Note"). The principal reduction of $6,000,000 is the result of a one-time payment of $3,300,000 and forgiveness by Gateway of principal of $2,700,000. The Amended Gateway Note matures on September 15, 2004 and bears interest at a rate of seven percent per annum. Interest is payable in cash or, at our option, in shares of our common stock. The Amended Gateway Note is convertible at Gateway's option into a fixed number of shares of our common stock based on the ten day average closing price of our common stock, but at not less than $11.00 or more than $19.507 per share.

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read together with our consolidated financial statements and accompanying notes included elsewhere in this report on Form 10-KSB. The consolidated financial statements include accounts of our wholly owned subsidiaries. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report. In addition, we are considering several strategic alternatives including business combinations, repurchases of our common stock, terminating the registration of our common stock under the Securities Exchange Act of 1934, joint ventures and other strategic alliances.

  Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

        Revenue.    Revenue for 2001 totaled $9,500,000 versus revenue of $8,771,000 in 2000, an increase of $729,000, or 8%. Product revenue was $6,441,000 in 2001, an increase of $294,000, or 5%, from $6,147,000 in 2000. This increase is mainly attributed to increased sales associated with the introduction of our InstaGate EX2 Internet security appliance. International sales accounted for 37% of product revenue in 2001 compared to 26% for the same period of 2000. In 2001, one customer represented more than 10% of total revenue.

        Revenue from software development and license fees totaled $517,000 for 2001 versus revenue of $1,363,000 for 2000, a decrease of $846,000, or 62%. Software development and license fee revenue in 2001 consisted solely of guaranteed minimum royalties fees from Gateway, Inc. Prior year software development and license fee revenue was attributable primarily to software development contracts completed in the first quarter of 2000. We expect to recognize additional guaranteed minimum license fees from Gateway in 2002 totaling $600,000. However, based on current performance, we do not expect to earn royalties from Gateway above and beyond the guaranteed minimums. We do not currently have any software development contracts in place, and therefore do not expect any such revenue in the near term.

        Revenue from subscriptions, maintenance and other services totaled $2,542,000 for 2001 compared to $1,261,000 for 2000, an increase of $1,281,000 or 102%. Over the past year, we have focused on building a recurring revenue stream through the sales of SoftPak applications. With the October 2000 implementation of the patent pending SoftPak Director technology, which enables us to download SoftPak applications to the end user, we have been able to increase the number of InstaGate customers who purchase SoftPak applications. We also introduced eleven additional SoftPak applications during 2001.

        Gross Profit.    Gross profit in 2001 totaled $3,780,000, or 40% of revenue, compared to $4,096,000 or 47%, of revenue for 2000. Gross profit on product sales was $1,658,000, or 26% and $2,206,000, or 36% for 2001 and 2000 respectively. The decrease is attributable to new products launched in late 2000 and early 2001 with more competitive pricing, resulting in lower margins. In addition, below average margins on product sales to a specific OEM partner contributed to the decrease. Gross profit margin on subscription, maintenance and other was 63% and 58% for 2001 and 2000, respectively. This increase relates to a larger proportion of this revenue coming from maintenance agreements in 2001, which have higher margins than various other SoftPak applications. Gross profit margin on product development and license fees was 100% and 85% for 2001 and 2000, respectively. The increase is due to the activity in 2001 resulting from licensing arrangements that have no costs associated with them, while in 2000 the activity resulted from direct costs incurred in connection with software development arrangements.

        Operating Expenses.    Operating expenses decreased $5,918,000, or 33%, from $17,859,000 in 2000 to $11,941,000 in 2001. Sales and marketing expenses decreased $4,813,000 or 53% from $9,137,000 in

2000 to $4,324,000 in 2001. The decrease is associated with the discontinuation of SmartDSL at the end of 2000 and the related reduction in the sales force and marketing efforts. In addition, average headcount for 2001 decreased in relation to the closing of the Atlanta office in late 2000 and travel related expenses have decreased with the elimination of outside sales representatives and cost control measures put in place. General and administrative expense decreased $644,000, or 12%, from $5,197,000 in 2000 to $4,553,000 in 2001. This decrease can be attributed to management of outside services such as printing fees, audit fees and legal expenses. Furthermore, in 2000 we also experienced greater filing fees due to initial listing fees for the Nasdaq National Market. In addition, costs associated with the closing of the Atlanta office resulted in increased general and administrative expenses in the third quarter of 2000. Software amortization, which is included in general and administrative expense, also decreased in 2001, down from $514,000 in 2000 to $134,000 in 2001. The decrease in 2001 was offset by an increase in bad debt expense whereby $485,000 was reserved for a receivable due from a distributor of our products in the Philippines. This represented approximately 67% of bad debt expense for the year. Research and development expenses decreased $462,000, or 13%, from $3,525,000 for 2000 to $3,063,000 for 2001. This decrease can be attributed to the development work for the InstaGate products completed by October of 2000, after which time we have been able to decrease our research and development activities. This decrease was offset by costs associated with the translation of the product into German, Spanish, French, Chinese, Korean, and Japanese in 2001. We intend to continue to closely monitor our operating expenses.

        Net loss from operations:    Net loss from operations was $8,161,000 for 2001, compared to a $13,763,000 loss for 2000, a decrease in the loss of $5,602,000. The decrease in the loss is due primarily to the decreases in our operating expenses. Losses are anticipated to continue throughout 2002 due to expenditures in support of continued growth and market penetration. However, we expect our net losses to continue to decrease.

        Other (Income) Expense.    Interest expense increased $763,000 in 2001. The additional interest is due to a higher average level of outstanding debt in 2001, resulting from the interest and discount amortization on the Convertible Subordinated Promissory Note issued to Gateway Companies, Inc. in September 2000. Interest income decreased $264,000 for 2001 due to a lower average cash balance in 2001, whereby funds raised in 2001 through the issuance of stock and debt have been offset by cash used to fund our operating losses.

        We also recorded unrealized losses during 2001 related to the impairment of our investment in Gateway, Inc. common stock. In March 2001 and again in September 2001, we determined that decreases in the fair market value of Gateway's common stock were not temporary, and accordingly recognized the unrealized losses in our 2001 statement of operations. The unrealized losses totaling $1,617,000 were determined based upon the fair market value of the securities compared to the historical cost of the investment of $1,780,500. Subsequent changes in the market price of these securities compared to the new cost basis of $163,500 will be reflected in "other comprehensive income," as long as the investment continues to be held, unless any further impairment charge is deemed necessary. As of December 31, 2001, the fair market value of the investment in Gateway common stock was $241,200.

        Gain on early extinguishment of debt.    In November 2001 we executed a Note Prepayment and Amendment Agreement related to the September 2000 Convertible Subordinated Promissory Note to Gateway Companies, Inc. Under the terms of the agreement we made a prepayment of $3,300,000, while the principal amount of the loan was reduced by $6,000,000. At the time of the prepayment, the carrying amount of the retired principal was $5,587,000, net of an unamortized discount of $413,000. The prepayment resulted in a gain of $2,287,000.

        Cumulative Effect of Change in Accounting Principle.    The cumulative effect for a change in accounting principle of $2,370,000 in 2000 results from the deemed beneficial conversion feature related to the convertible debt that was issued in 1999. At the date of issuance, we had concluded that there was no beneficial conversion feature based upon the stated conversion price of the convertible debt. However, in November 2000 the Emerging Issues Task Force clarified the measurement and treatment of beneficial conversion features in Issue No. 00-27. In accordance with the new guidance, we determined that the 1999 convertible debentures did include a beneficial conversion feature, valued at $2,370,000. As a result, we recorded the cumulative effect of this change in our consolidated statement of operations.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

        On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment, accounts receivable, intangible assets and other assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        Revenue Recognition—We generate revenue from sales of hardware products, software licenses and professional service arrangements. We account for hardware products, software licenses and related revenue under Statement of Position 97-2 "Software Revenue Recognition," and related amendments, interpretations, and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants (collectively referred to as "SOP 97-2"). Sales of hardware products are also accounted for in accordance with SOP 97-2 as we have determined that certain software imbedded in such products is essential to the functionality of the hardware.

        SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE"). If VSOE does not exist for all elements of the arrangement we utilize the residual method of accounting, whereby revenue may be recognized for delivered elements of a contract, provided: a) VSOE exists for all undelivered elements; b) none of the undelivered elements are essential to the functionality of the delivered elements; and c) revenue is deferred equal to the fair value of all such undelivered elements until they are delivered.

        We generate revenue from the following elements:

  Product sales—We market, license and sell Internet security appliances. In addition, we sell perpetual licenses to certain software applications in connection with the sale of our hardware products. Revenue from the sale of our Internet security appliance products and perpetual software licenses is recognized upon delivery to the customer, which is generally at the time the products are shipped, and when the fee is fixed, determinable and deemed collectible. In general, there are no acceptance criteria and we have no further obligation to the customer. Provision is made currently for estimated product returns that may occur. For sales made to distributors under terms allowing certain rights of return and price protection on unsold product, revenue is deferred and recognized only upon sell-through to the end user.

  Subscriptions, maintenance and other services—We sell licenses for additional software products for our Internet security products on a subscription basis, whereby customers have a right to use the products for a specified period of time. We recognize revenue from such subscriptions ratably over the subscription period, commencing upon delivery. In addition, we provide maintenance and other services under separate agreements. Revenue from such agreements is deferred and recognized ratably over the service period, generally one year.

  Product development and license fees—From time to time, we enter into multiple-element arrangements to develop and license our proprietary software products. We recognize revenue from such arrangements based upon progress to completion. Such arrangements may include customer acceptance criteria, in which case revenue recognition is deferred until customer acceptance is obtained.

        Investments—Investment securities are classified as either held-to-maturity, available-for-sale or trading. Investment securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities classified as available-for-sale are carried at their estimated market value with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. We review available-for-sale securities with unrealized losses for impairment when the facts and circumstances may indicate that the unrealized losses may be other than temporary. Other than temporary impairments of available-for-sale securities are reflected as unrealized losses in the consolidated statement of operations. Realized gains and losses on securities sold are determined based on the specific identification of the securities sold.

        Software Development Costs—Software development costs for new software products to be sold or marketed externally for resale are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of amortized cost or net realizable value. We recognize the greater amount of annual amortization of capitalized software costs under 1) the ratio of current year revenues by product to the product's total estimated revenues method or 2) over the products estimated economic useful life by the straight-line method.

        Convertible Instruments—We have adopted Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since consensus was reached on Issue No. 98-5 in May 1999, there has been diversity in practice as to the measurement of certain beneficial features of convertible instruments. The consensuses reached in EITF 00-27 clarify the measurement of such beneficial features. To the extent that this represents a change in the manner in which an entity previously measured beneficial features of instruments issued subsequent to May 1999, Issue 00-27 requires an entity to re-perform the measurement and report any additional charge as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

        To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. We have financed our operations primarily through debt and equity financing. Our estimated funding requirements do not reflect any contingency amounts and may increase, perhaps substantially, if we are unable to generate revenue in the amount and within the time frame we expect or if we have unexpected cost increases. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory than what we desire, we may need to delay the development and marketing of our products or take other actions that could adversely affect our revenue growth and net income. Our recent capital transactions with Gateway Companies, Inc. and Brown Simpson Asset Management, LLC are detailed below.

        Gateway Companies, Inc.    On April 26, 2000, we entered into a Common Stock and Warrant Purchase and Investor Rights Agreement (the "Agreement") with Gateway Companies, Inc. ("Gateway") for Gateway's purchase of 1,281,591 shares of our common stock at $19.507 per share. The payment of the purchase price was to be made in two equal installments, with 50% paid at closing and 50% to be paid ninety days after the closing. On the closing date, we issued 640,796 shares of our common stock to Gateway upon the receipt of $12,500,000 from Gateway of the first half of the purchase price. As part of this transaction, we issued a warrant to Gateway to purchase up to 600,000 shares of our common stock at an exercise price of $19.507 per share, subject to certain anti-dilution provisions and adjustments (the "Initial Gateway Warrant"). The Initial Gateway Warrant vests based upon certain performance milestones and expires on April 26, 2005. Under the Agreement, we agreed to provide Gateway certain registration rights and rights to participate in future financings as well as a right of first negotiation and a right of first refusal to purchase us under certain circumstances and a right of resale to us of the shares held by Gateway under certain circumstances.

        On September 15, 2000, we amended the Agreement with Gateway by entering into a First Amendment to Stock and Warrant Purchase and Investor Rights Agreement (the "Amendment"), whereby the parties agreed that eSoft would issue a Convertible Subordinated Promissory Note in the aggregate principal amount of $12,500,000 to Gateway (the "Gateway Note") instead of issuing the remaining 640,795 shares for the remaining 50% of the purchase price described above. The Gateway Note matures on September 15, 2004 and bears interest at a rate of seven percent per annum. Interest is payable in cash or, at our option, in shares of our common stock. The Gateway Note is convertible at Gateway's option into a fixed number of shares of our common stock based on the ten day average closing price of our common stock, but at not less than $11.00 or more than $19.507 per share. As a part of the Amendment, we issued a warrant to Gateway to purchase up to 600,000 shares of our common stock at an exercise price of $11.00 per share, subject to certain anti-dilution provisions and adjustments (the "Replacement Gateway Warrant"), which replaced the Initial Gateway Warrant. The Replacement Gateway Warrant vests based upon certain performance milestones and expires on April 26, 2005.

        As a part of the Amendment, we purchased 30,000 shares of Gateway, Inc. common stock for $3,000,000, a $1,219,500 premium over the fair market value of the securities on the date of purchase. The premium paid is recorded as a reduction to the carrying value of the debt securities issued to Gateway, which will result in additional non-cash interest expense over the term of the debt.

        In November 2001, we entered into a Note Prepayment and Amendment Agreement (the "Second Amendment") that amends the Amendment. Under the terms of the Second Amendment, we made a prepayment of $3,300,000, while the principal amount of the loan was reduced by $6,000,000. At the time of the prepayment, the carrying amount of the retired principal was $5,587,000, net of an unamortized discount of $413,000. The prepayment resulted in a gain of $2,287,000. The amended Gateway Note has a principal of $6,500,000, matures on September 15, 2004 and bears interest at a rate of seven percent per annum. Interest is payable in cash or, at our option, in shares of our common stock. The amended Gateway Note is convertible at Gateway's option into a fixed number of shares of our common stock based on the ten day average closing price of our common stock, but at not less than $11.00 or more than $19.507 per share.

        Brown Simpson Asset Management, LLC.    On June 10, 1999, we received $3,000,000 from the sale of our 5% convertible subordinated debentures due on June 10, 2002 (the "First Closing Debentures") to investment funds managed by affiliates of New York-based Brown Simpson Asset Management, LLC ("Brown Simpson"). As part of this transaction, we issued warrants to Brown Simpson to purchase 766,773 shares of our common stock at an exercise price of $4.4994 per share, subject to certain anti-dilution provisions and adjustments (the "First Closing Warrants"). In November 1999, the First Closing Debentures were converted into 766,773 shares of our common stock and the First Closing Warrants were exercised.

        On September 15, 1999, we received $1,950,000, net of a 2.5% discount, from the sale of our $2,000,000 5% convertible subordinated debentures due on June 10, 2002 (the "Second Closing Debentures") to Brown Simpson. Interest is payable in cash or, at our option, in shares of our common stock. The Second Closing Debentures are convertible at Brown Simpson's option into a fixed number of shares of our common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. As part of this transaction, we issued warrants to Brown Simpson to purchase 511,182 shares of our common stock at an exercise price of $4.4994 per share, subject to certain anti-dilution provisions and adjustments (the "Second Closing Warrants"). The Second Closing Warrants expire on June 10, 2002. We have the ability, under certain circumstances, to obligate Brown Simpson to convert the Second Closing Debentures into our common stock and to exercise the Second Closing Warrants. On January 10, 2002, we prepaid the remaining principal on the Second Closing Debentures.

        Our cash position, including investments on December 31, 2001 was approximately $8,695,000, a decrease of $11,973,000 from 2000, due to $3,300,000 in debt reduction and supporting of our daily operations. Our working capital has decreased over the last twelve months, from $19,950,000 at December 31, 2000 to $5,846,000 at December 31, 2000, a decrease of $14,104,000. In addition, in January 2002, we used $2,000,000 of our cash to retire some of our convertible debt. We anticipate that we will continue to generate losses in support of our growth initiatives and, coincidentally, expect continued negative cash flow from operations in 2002. However, we continue to improve our cash management efforts and attempt to reduce our operating costs where possible. We believe that our current cash position along with anticipated improved cash flow from operations will be sufficient to meet our working capital needs through December 31, 2002. However, our cash flow from operations is subject to several substantial risks including the adoption of broadband access services, general economic conditions affecting information technology spending, awareness of our products, our ability to timely introduce new products, and increasing competition in our industry, among others. Likewise, our ability to obtain additional financing is subject to several substantial risks including the availability of such financing on terms satisfactory to us and the liquidity of our stock. The section entitled "Factors That May Affect Our Results" beginning on page 16 sets forth several of the risks associated with our operations and ability to obtain additional financing and is incorporated herein by reference.

        We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Cash Flow

        Net cash used in operating activities for the year ended December 31, 2001 was $7,968,000 compared with $9,941,000 for the year ended December 31, 2000, a decrease of $1,973,000. The decrease is due to a decrease in the net loss from 2000 due primarily to improvements in our business operations and a decrease in operating expenses. The decrease in net loss is offset by the increases in accounts receivable, inventories, and other assets.

        Net cash used in investing activities for the year ended December 31, 2001 was $5,980,000 compared with $3,059,000 used in investing activities for the year ended December 31, 2000. The increase in cash used of $2,921,000 for the 2001 period compared to the 2000 period was due primarily to investments of $5,796,000 made in fixed income funds, offset by a decrease in cash invested in property and equipment.

        Net cash used by financing activities for the year ended December 31, 2001 was $3,694,000 compared with the net cash provided of $24,552,000 for the year ended December 31, 2000. The decrease of $28,246,000 for the 2001 period compared to the 2000 period was primarily due to $12,500,000 for the proceeds from the equity investment by Gateway in April 2000 and $11,281,000 in net proceeds from the issuance of a convertible subordinated promissory note to Gateway in September 2000 compared with the payment of $3,300,000 to Gateway in November 2001.

Income Taxes

        Income taxes consist of federal, and state taxes. We expect significant net losses for the foreseeable future that should generate net operating loss carryforwards. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations. Significant changes in ownership may also limit our ability to utilize our net operating loss carryforwards. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. If we achieve operating profits and the net operating loss carryforwards have been exhausted or have expired, we may experience significant tax expense. We have recorded no provision or benefit for federal and state income taxes because we incurred net operating losses from inception through December 31, 2001. As of December 31, 2001 we had a net operating loss carryforward of approximately $43 million for federal and state income tax reporting purposes, which begins to expire in 2011. We have established a valuation allowance against the entire amount of our deferred tax asset because our management has not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

Recently Issued Accounting Pronouncements

        In November 2000, the EITF reached a partial consensus on Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since consensus was reached on Issue No. 98-5 in May 1999, there has been diversity in practice as to the measurement of certain beneficial features of convertible instruments. The consensuses reached in EITF 00-27 clarify the measurement of such beneficial features. To the extent that this represents a change in the manner in which an entity previously measured beneficial features of instruments issued subsequent to May 1999, Issue 00-27 requires an entity to re-perform the measurement and report any additional charge as a cumulative effect of change in accounting principle.

        In connection with convertible debt issued in 1999, we had previously determined that there was no beneficial conversion feature. However, in accordance with the guidance set forth in EITF 00-27, we recognized a beneficial conversion charge of approximately $2.4 million. The charge is measured by the difference between the effective conversion price of the debt and the fair value of shares of common stock into which the debt is convertible, as measured at the date of issuance. This charge was recognized in the year ended December 31, 2000 as a cumulative effect of change in accounting principle and an increase in additional paid-in capital.

        Effective January 1, 2001 we adopted the Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We have not historically entered into arrangements that would fall under the scope of SFAS No. 133, Accordingly, the adoption of SFAS No. 133 did not significantly affect our financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. Goodwill will be treated similar to an intangible asset with an indefinite life and will be reviewed annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

        The adoption of SFAS No. 141 and SFAS No. 142 will not have an immediate impact on our financial position or results of operations, as we have completed no business combinations since 2000 and currently have no goodwill in our financial statements. However, any business combinations initiated from this point forward will be impacted by this standard.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

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

Part III

        Our Proxy Statement for our 2002 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required under Part III (Items 9, 10, 11 and 12).

Item 13.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (including Certificate of Designation of Series A Junior Participating Preferred Stock) (filed with Current Report on Form 8-K on December 4, 2002 and incorporated herein by reference.)
3.3*	Amended and Restated Bylaws of eSoft, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.3.
4.2†	eSoft, Inc. Equity Compensation Plan (as amended through May 20, 1999) (filed with Registration Statement on Form S-8 on November 17, 1999 and incorporated herein by reference).
4.3†	Apexx Technology Incorporated Restricted Stock Option Plan (filed with Registration Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).
4.4†	Apexx Technology Incorporated Founders Non-Qualified Stock Option Plan (filed with Registration Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).
4.5†	Apexx Technology Incorporated 1998 Stock Plan (filed with Registration Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).
4.6†	Apexx Technology Incorporated 1994 Stock Plan (filed with Registration Statement on Form S-8 on June 7, 1999 and incorporated herein by reference).
4.7†	Technologic, Inc. 1994 Stock Option Plan (filed with Registration Statement on Form S-8 on November 17, 1999 and incorporated herein by reference).
4.8†	Amendment to Technologic, Inc. 1994 Stock Option Plan (filed with Registration Statement on Form S-8 on November 17, 1999 and incorporated herein by reference).
4.9	Debenture dated June 10, 1999 between eSoft, Inc. and Brown Simpson Strategic Growth Fund, Ltd. (filed with Current Report on Form 8-K on June 28, 1999 and incorporated herein by reference).
4.10	Debenture dated June 10, 1999 between eSoft, Inc. and Brown Simpson Strategic Growth Fund, L.P. (filed with Current Report on Form 8-K on June 28, 1999 and incorporated herein by reference).
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
4.13
Convertible Subordinated Promissory Note, dated September 15, 2000, between eSoft, Inc. and Gateway Companies, Inc. ("Gateway") (filed with Annual Report on Form 10-KSB on March 23, 2001 and incorporated herein by reference).
4.14	Warrant to Purchase Common Stock, dated September 15, 2000, between eSoft, Inc. and Gateway (filed with Annual Report on Form 10-KSB on March 23, 2001 and incorporated herein by reference).
4.13	Rights Agreement, dated November 30, 2001 among eSoft, Inc. and Computershare Trust Company, Inc. (filed with Current Report on Form 8-K on December 4, 2001 and incorporated herein by reference).
4.14	Form of Rights Certificate (filed with Current Report on Form 8-K on December 4, 2001 and incorporated herein by reference).
4.15	Equity Compensation Plan adopted in February 2002 (filed on March 5, 2002 as Appendix C to the Proxy Statement on Schedule 14A).
4.16*	Amended and Restated Convertible Subordinated Promissory Note, dated November 20, 2001, between eSoft, Inc. and Gateway.
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
10.5	Form of Employee Confidentiality Agreement (filed with Amendment No. 1 to Registration Statement on Form 10-SB on February 18, 1998 and incorporated herein by reference).
10.6†	Transition Agreement dated November 1, 1999, between Philip Becker and eSoft (filed with Annual Report on Form 10-KSB on March 30, 2000 and incorporated herein by reference).
10.7†	Employment Agreement dated November 6, 1998 between Jeffrey Finn and eSoft (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).

10.9†	Employment Agreement dated September 10, 1999 between Brian E. Cohen and eSoft (filed with current report on Form 8-K on September 27, 1999 and incorporated herein by reference).
10.10†	Employment Agreement by and between eSoft, Inc. and Perry Flinn (filed with current report on Form 8-K on September 27, 1999 and incorporated herein by reference).
10.11*†	Employment Agreement dated March 23, 2001 between Jason M. Rollings and eSoft, Inc.
10.12†	Employment Agreement, dated December 15, 1998, between Jane Merickel and eSoft (filed with Registration Statement on Form S-4 on March 19, 1999 and incorporated herein by reference).
10.13†	Employment Agreement dated November 4, 1999 between Scott Hickman and eSoft (filed with Annual Report on Form 10-KSB on March 30, 2000 and incorporated herein by reference).
10.14†	Employment Agreement dated May 1, 1999 between Amy Beth Hansman and eSoft (filed with Annual Report on Form 10-KSB on March 30, 2000 and incorporated herein by reference).
10.15†	2000 Employee Stock Purchase Plan (filed with Registration Statement on Form S-8 on December 6, 2000 and incorporated herein by reference).
10.16†	Employment Agreement dated February 1, 2000 between Robert C. Hartman and eSoft (filed with Annual Report on Form 10-KSB on March 30, 2000 and incorporated herein by reference).
10.17†	Restricted Stock Award Grant Notice to Jeffrey J. Finn dated November 17, 2000 (filed with Annual Report on Form 10-KSB on March 23, 2001 and incorporated herein by reference).
10.18†	Restricted Stock Award Grant Notice to Robert C. Hartman dated November 17, 2000 (filed with Annual Report on Form 10-KSB on March 23, 2001 and incorporated herein by reference).
10.19†	Restricted Stock Award Grant Notice to Amy Beth Hansman dated November 17, 2000 (filed with Annual Report on Form 10-KSB on March 23, 2001 and incorporated herein by reference).
10.20
Stock and Warrant Purchase and Investor Rights Agreement, dated as of April 26, 2000, between eSoft, Inc. and Gateway (filed by Gateway on Schedule 13D on May 8, 2000 and incorporated herein by reference).
10.21
First Amendment to Stock and Warrant Purchase and Investor Rights Agreement, dated as of September 15, 2000 between Gateway and eSoft, Inc. (filed with Annual Report on Form 10-KSB on March 23, 2001 and incorporated herein by reference).
10.22†	Separation Letter dated July 25, 2000 between Brian E. Cohen and eSoft, Inc. (filed with Quarterly Report on Form 10-QSB on May 14, 2001 and incorporated herein by reference).

10.23•
Master Software License and Services Agreement, dated as of February 22, 2000, between Gateway and eSoft, as amended by the First Amendment to Master Software License and Services Agreement, dated September 15, 2000 (filed with Quarterly Report on Form 10-QSBAon October 18, 2001 and incorporated herein by reference).
10.24	Form of Indemnity Agreement entered into between eSoft, Inc. and its directors and executive officers. (filed on March 5, 2002 as Appendix B to the Proxy Statement on Schedule 14A).
10.25*
Office Lease between New Alliance Properties, Inc. and eSoft, Inc., dated February 17, 1999, as amended by the First Amendment to Office Lease dated December 22, 1999 and further amended by the Second Amendment to Office Lease dated December 31, 2000.
10.26*	Lease between Regus (UK) Limited and eSoft, Inc., dated November 2, 2001 and Lease Extension dated January 29, 2002.
10.27*	Lease between ArmorCoat International Pte Ltd. and eSoft, Incorporated, dated January 28, 2000.
10.28*†	Restricted Stock Award Grant Notice to Jeffrey J. Finn dated June 15, 2001.
10.29*†	Restricted Stock Award Grant Notice to Robert C. Hartman dated June 15, 2001.
10.30*†	Restricted Stock Award Grant Notice to Amy Beth Hansman dated June 15, 2001.
10.31*•	Purchase Agreement between eSoft Inc. and Win Enterprises, Inc., dated October 1, 2001.
10.32*	Note Prepayment and Amendment Agreement, dated November 20, 2001 between eSoft and Gateway.
23.1*	Consent of Arthur Andersen LLP.
99.1*	Letter from eSoft, Inc. to the Securities Exchange Commission.

*
Filed herewith

†
Indicates management contact or compensatory plan or arrangement.

•
Confidential Treatment has been requested.

(b)  Reports on Form 8-K.

            1.  On November 27, 2001, we filed a Current Report on Form 8-K that reported that we had entered into a transaction with Gateway Companies, Inc. to prepay a portion of the principal on our convertible subordinated promissory note with Gateway.

            2.  On December 4, 2001, we filed a Current Report on Form 8-K that reported that our board of directors had approved the adoption of a Share Purchase Rights Plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eSOFT, INC.
By:	/s/ JEFFREY FINN Jeffrey Finn President and Chief Executive Officer

Date: March 29, 2002

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Finn and Amy Beth Bennett, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY FINN Jeffrey Finn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ AMY BETH BENNETT Amy Beth Bennett	Vice President of Finance and Secretary (Principal Financial and Accounting Officer)	March 29, 2002
/s/ JAMES DESORRENTO James DeSorrento	Director	March 29, 2002
/s/ RICHARD EYESTONE Richard Eyestone	Director	March 29, 2002
/s/ RICHARD RICE Richard Rice	Director	March 29, 2002
Frederick Frank	Director	March 29, 2002

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To eSoft, Inc.:

We have audited the accompanying consolidated balance sheet of eSoft, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSoft, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 4 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of accounting for beneficial conversion features of convertible instruments.

/s/ Arthur Andersen LLP

Denver, Colorado,
January 25, 2002.

eSoft, Inc. and Subsidiaries

Balance Sheet

December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$2,486,964
Available-for-sale securities	6,207,900
Accounts receivable trade, net of allowance of $890,704	1,727,011
Inventories, net of allowance of $12,265	529,603
Prepaid expenses and other	562,842

Total current assets	11,514,320

Property and equipment:
Computer equipment	1,617,999
Furniture and equipment	351,046
Other	113,827

2,082,872
Less: accumulated depreciation	(1,163,824)

Net property and equipment	919,048
Other assets	701,296

$13,134,664

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$1,319,763
Accrued expenses	642,290
Deferred revenue	1,854,951
Convertible debentures	1,850,566

Total current liabilities	5,667,570
Convertible debt	6,070,408

Total liabilities	11,737,978

Commitments & contingencies
Stockholders' equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—
Common stock: $.01 par value; 100,000,000 shares authorized, 15,748,397 shares issued and outstanding	157,484
Additional paid-in capital	41,066,097
Treasury stock, at cost; 457,803 shares	(444,993)
Notes receivable from stockholders	(358,860)
Accumulated other comprehensive income	90,772
Accumulated deficit	(39,113,814)

Total stockholders' equity	1,396,686

$13,134,664

The accompanying summary of accounting policies and notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31,
	2001	2000
Revenue:
Product sales	$6,440,641	$6,146,974
Subscriptions, maintenance and other	2,542,032	1,261,414
Product development and license fees	517,000	1,362,501

Total revenue	9,499,673	8,770,889
Cost of revenue:
Product sales	4,782,756	3,940,663
Subscriptions, maintenance and other	937,215	532,781
Product development and license fees	—	201,446

Total cost of revenue	5,719,971	4,674,890

Gross profit	3,779,702	4,095,999
Operating expenses:
Sales and marketing	4,324,375	9,136,902
General and administrative	4,552,971	5,197,484
Research and development	3,063,212	3,524,983

Total operating expenses	11,940,558	17,859,369

Loss from operations	(8,160,856)	(13,763,370)
Other income (expense):
Interest income	747,687	1,012,117
Interest expense	(1,651,914)	(888,603)
Unrealized loss on available-for-sale securities	(1,617,000)	—
Loss on sale of assets	(5,011)	—

Total other income (expense)	(2,526,238)	123,514

Net loss before extraordinary gain and cumulative effect of change in accounting principle	(10,687,094)	(13,639,856)
Extraordinary gain on early extinguishment of long-term debt	2,287,401	—

Net loss before cumulative effect of change in accounting principle	(8,399,693)	(13,639,856)
Cumulative effect of change in accounting principle:
Deemed financing cost for beneficial conversion feature of debt	—	(2,369,912)

Net loss	$(8,399,693)	$(16,009,768)

Per share information, basic and diluted:
Net loss before extraordinary gain and cumulative effect of change in accounting principle	$(0.69)	$(0.90)
Extraordinary gain on early extinguishment of long-term debt	0.15	—
Net loss before cumulative effect of change in accounting principle	(0.54)	(0.90)
Cumulative effect of change in accounting principle—deemed financing costs for beneficial conversion feature of debentures	—	(0.16)

Net loss	$(0.54)	$(1.06)

Weighted-average number of common shares outstanding, basic and diluted	15,550,602	15,132,065

Comprehensive loss
Net loss	$(8,399,693)	$(16,009,768)
Other comprehensive income (loss):
Net unrealized loss on available for sale securities	(285,428)	(1,240,800)
Reclassification for unrealized loss included in net loss	1,617,000	—

Comprehensive loss	$(7,068,121)	$(17,250,568)

The accompanying summary of accounting policies and notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock
			Treasury Stock	Additional Paid-In Capital	Subscriptions Receivable	Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 1999	14,289,075	$142,890	$—	$24,999,820	$(39,704)	$—	$(14,704,353)	$10,398,653
Issuance of common stock pursuant to private placement, April 2000	640,796	6,408	—	12,493,592	—	—	—	12,500,000
Issuance of common stock upon exercise of warrants and options	538,184	5,382	—	725,418	—	—	—	730,800
Issuance of common stock for bonus	2,812	28	—	38,461	—	—	—	38,489
Issuance of notes receivable for exercise of options and sale of stock, net of collections	94,000	940	—	234,060	(194,356)	—	—	40,644
Beneficial conversion feature of convertible debentures	—	—	—	2,369,912	—	—	—	2,369,912
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(1,240,800)	—	(1,240,800)
Net loss for the year	—	—	—	—	—	—	(16,009,768)	(16,009,768)

Balances, December 31, 2000	15,564,867	155,648	—	40,861,263	(234,060)	(1,240,800)	(30,714,121)	8,827,930
Issuance of common stock upon exercise of warrants and options	5,000	50	—	4,950	—	—	—	5,000
Issuance of common stock for cash and notes receivable	120,000	1,200	—	124,800	(124,800)	—	—	1,200
Stock based compensation	—	—	—	30,595	—	—	—	30,595
Employee stock purchase plan	58,530	586	—	44,489	—	—	—	45,075
Purchase of common stock for treasury	—	—	(444,993)	—	—	—	—	(444,993)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(376,200)	—	(376,200)
Other than temporary impairments of available-for-sale securities	—	—	—	—	—	1,617,000	—	1,617,000
Net unrealized gain on available-for-sale securities	—	—	—	—	—	90,772	—	90,772
Net loss for the year	—	—	—	—	—	—	(8,399,693)	(8,399,693)

Balances, December 31, 2001	15,748,397	$157,484	$(444,993)	$41,066,097	$(358,860)	$90,772	$(39,113,814)	$1,396,686

The accompanying summary of accounting principles and notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES
Net loss from operations	$(8,399,693)	$(16,009,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and software amortization	653,000	1,011,335
Provision for losses on accounts receivable	727,248	636,000
Provision for obsolete inventory	238,500	210,000
Amortization of debt discounts and financing costs	729,295	531,136
Stock-based compensation	30,595	38,489
Loss on sale of assets	5,011	—
Accrued interest income on available-for-sale securities	(157,978)	—
Unrealized loss on available-for-sale securities	1,617,000	—
Extraordinary gain from early extinguishment of long-term debt	(2,287,401)	—
Cumulative effect for change in accounting principle	—	2,369,912
Changes in operating assets and liabilities:
Accounts receivable	(997,343)	326,799
Inventories	(390,378)	84,966
Prepaid expenses and other	(282,746)	(121,835)
Other assets	(489,341)	(36,939)
Accounts payable	755,876	(267,609)
Accrued expenses	(810,450)	811,942
Deferred revenue	1,091,133	474,228

Net cash used in operating activities	(7,967,672)	(9,941,344)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of available-for-sale securities	(5,795,650)	(1,780,500)
Purchase of property and equipment	(225,081)	(1,278,036)
Proceeds from sale of assets	68,192	—
Other assets	(27,226)	—

Net cash used in investing activities	(5,979,765)	(3,058,536)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of convertible debt	(3,300,000)	—
Purchase of common stock for treasury	(444,993)	—
Proceeds from issuance of common stock	51,275	13,230,800
Proceeds from issuance of convertible debt	—	11,280,500
Proceeds from collection of stock subscription receivable	—	40,644

Net cash (used in) provided by financing activities	(3,693,718)	24,551,944

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,641,155)	11,552,064
CASH AND CASH EQUIVALENTS, beginning of period	20,128,119	8,576,055

CASH AND CASH EQUIVALENTS, end of period	$2,486,964	$20,128,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR INTEREST	$1,029,795	$102,283

The accompanying summary of accounting principles and notes to consolidated financial statements are an integral part of these statements.

eSoft, Inc. and Subsidiaries

Summary of Significant Accounting Policies

Business

        eSoft, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company" or "eSoft") develops and markets Internet security solutions. The Company has developed software, which is integrated with proprietary hardware that addresses the Internet security needs of its small to medium sized business customers. The software contains full access control for its remote access features. The Company was incorporated in Colorado in 1984 and re-incorporated in Delaware in February 1998. The Company's headquarters are in Broomfield, Colorado.

Principles of Consolidation

        The consolidated financial statements include the accounts of eSoft and its wholly owned subsidiaries, Apexx Technology, Inc. ("Apexx") and Technologic, Inc. ("Technologic"), for each of the years ended December 31, 2001 and 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective December 2001, the Company merged both of its wholly owned subsidiaries into eSoft, Inc.

        Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

Cash Equivalents

        The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investment Securities

        Investment securities are classified as either held-to-maturity, available-for-sale or trading. Investment securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities classified as available-for-sale are carried at their estimated market value with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. The Company reviews available-for-sale securities with unrealized losses for impairment when the facts and circumstances may indicate that the unrealized losses may be other than temporary. Other than temporary impairments of available-for-sale securities are reflected as unrealized losses in the consolidated statement of operations. Realized gains and losses on securities sold are determined based on the specific identification of the securities sold.

Inventories

        Inventories, consisting primarily of purchased finished goods, are valued at the lower of cost (weighted-average) or market.

Property and Equipment

        Property and equipment are stated at historical cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives (ranging from three to seven years) of the assets.

        Depreciation expense for the years ended December 31, 2001 and 2000 was $518,550 and $496,887, respectively.

Capitalized Software Costs

        Software development costs for new software products to be sold or marketed externally for resale are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of amortized cost or net realizable value. The Company recognizes the greater amount of annual amortization of capitalized software costs under 1) the ratio of current year revenues by product to the product's total estimated revenues method or 2) over the products estimated economic useful life by the straight-line method. During 2001 and 2000, for products developed by eSoft, the period from attainment of technological feasibility to general release has been brief and qualifying costs were not significant.

        The balance of capitalized software development costs at December 31, 2001 was $55,827, net of accumulated amortization of $1,128,348 and is included in Other Assets in the accompanying balance sheet.

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

  Revenue Recognition

        eSoft generates revenue from sales of hardware products, software licenses and professional service arrangements. eSoft accounts for hardware products, software licenses and related revenue under Statement of Position 97-2 "Software Revenue Recognition," and related amendments, interpretations, and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants (collectively referred to as "SOP 97-2"). Sales of hardware products are also accounted for in accordance with SOP 97-2 as the Company has determined that certain software imbedded in such products is essential to the functionality of the hardware.

        The Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective January 1, 2000. The adoption of SAB 101 had no material impact on eSoft's revenue recognition policies and presentation as reflected in the accompanying consolidated financial statements as its policies were already in compliance with the provisions of SAB 101.

        SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE"). If VSOE does not exist for all elements of the arrangement eSoft utilizes the residual method of accounting, whereby revenue may be recognized for delivered elements of a contract, provided: a) VSOE exists for all undelivered elements; b) none of the undelivered elements are essential to the functionality of the delivered elements; and c) revenue is deferred equal to the fair value of all such undelivered elements until they are delivered.

        The Company generates revenue from the following elements:

  Product sales—The Company markets, licenses and sells Internet security appliances. In addition, the Company sells perpetual licenses to certain software applications in connection with the sale of its hardware products. Revenue from the sale of its Internet security appliance products and perpetual software licenses is recognized upon delivery to the customer, which is generally at the time the products are shipped, and when the fee is fixed, determinable and deemed collectible. In general, there are no acceptance criteria and the Company has no further obligation to the customer. Provision is made currently for estimated product returns that may occur. For sales made to distributors under terms allowing certain rights of return and price protection on unsold product, revenue is deferred and recognized only upon sell-through to the end user.

  Subscriptions, maintenance and other services—The Company sells licenses for additional software products for its Internet security products on a subscription basis, whereby customers have a right to use the products for a specified period of time. The Company recognizes revenue from such subscriptions ratably over the subscription period, commencing upon delivery. In addition, the Company provides maintenance and other services under separate agreements. Revenue from such agreements is deferred and recognized ratably over the service period, generally one year.

  Product development and license fees—From time to time, the Company enters into multiple-element arrangements to develop and license its proprietary software products. The Company recognizes revenue from such arrangements based upon progress to completion. Such arrangements may include customer acceptance criteria, in which case revenue recognition is deferred until customer acceptance is obtained.

        Management believes its current revenue recognition policies and practices are consistent with the provisions of SOP 97-2. Implementation guidelines for the current standards, as well as potential new standards, could lead to unanticipated changes in our current revenue recognition policies. Such changes could affect the timing of future revenue recognition and results of operations.

  Cost of Revenue

        All costs associated with revenue generating activities are expensed as incurred. The cost of revenue includes all direct costs and certain allocated indirect costs.

  Advertising

        The Company records advertising expense in the period the expense is incurred. For the years ended December 31, 2001 and 2000, the Company recorded $534,807 and $1,644,542 in advertising expense, respectively.

  Income Taxes

        The current provision for income taxes, if any, represents actual or estimated amounts payable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. eSoft's deferred tax assets have been completely reduced by a valuation allowance based on judgmental assessment of available evidence as it is not more likely than not that some or all of the deferred tax assets will be realized.

  Net Loss Per Share

        Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted-average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible debt as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options and warrants determined utilizing the treasury stock method. Basic and diluted loss per share is the same for all periods presented.

        For the years ended December 31, 2001 and 2000, options and warrants for up to 4,712,227 and 3,972,958 shares of common stock, respectively, and debt convertible into up to 1,102,091 and 1,647,546 shares of common stock, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

        Concentrations of credit risk with respect to trade accounts receivable are typically unsecured and are generally limited because customers are dispersed across geographic areas and various industries. The Company has significant foreign receivables that potentially have greater credit risk than its domestic customers. On-going credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains an allowance for potential losses based on management's analysis of possible uncollectible accounts.

        The Company had one customer, which individually accounted for 13% and 10% of total revenue for the year ended December 31, 2001 and 2000, respectively. Accordingly, loss of a significant customer could have a material impact on the Company's financial position or results of operations.

        International sales represented approximately 37% of revenue for the year ended December 31, 2001, and approximately 53% of outstanding gross accounts receivable at December 31, 2001. The Company had one international customer that accounted for approximately $485,000 of gross accounts receivable and has fully reserved this receivable at December 31, 2001 (see Note 9). International sales represented approximately 26% of revenue for the year ended December 31, 2000, and approximately 42% of outstanding gross accounts receivable at December 31, 2000. With regard to eSoft's foreign sales, eSoft does not take the risk of foreign currency fluctuation. All sales are denominated in U.S. dollars.

        The majority of the Company's products are manufactured by external sources. In 2001, 95% of the components for the Company's products were purchased from three external sources. In 2000, 80% of the components for the Company's products were purchased from two external sources. Accordingly, losses of these suppliers could have a material impact on the Company's financial position or results of its operations.

        The Company had no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

  Fair Value of Financial Instruments

        Carrying amounts of cash and cash equivalents accounts and notes receivable, available-for-sale securities and trade payables approximate their fair values due to their short maturities. The Company's Convertible Term Debt fixed rate borrowings have been funded during the last two fiscal years. Accordingly, the carrying amounts of the Company's debt approximate fair value.

        The Company's investments in equity securities are limited to an investment in Gateway, Inc. ("Gateway"), which represented 3% of the Company's available-for-sale securities at December 31, 2001. Due to the volatility in the industry in which Gateway operates, the investment is subject to substantial volatility. The remainder of the Company's investments are held in low duration income funds that mature in June 2002. These funds are subject to downturns in the short-term interest rate market. Liquidating these funds prior to maturity would subject the Company to penalties ranging from 1% to 10%.

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

  Comprehensive Loss

        During 2000, the Company made an investment in available-for-sale securities. Such securities are marked to fair market value with adjustments included as a component of other comprehensive income. eSoft's other comprehensive loss for the year ended December 31, 2001 includes the Company's net loss, adjusted for unrealized losses on available-for-sale securities of $376,200, a reclassification in other than temporary impairments of available-for-sale securities totaling $1,617,000 recognized in net income and other net unrealized gain on available-for-sale securities of $90,772.

        eSoft's other comprehensive loss for the year ended December 31, 2000 includes the Company's net loss, adjusted for unrealized losses on available-for-sale securities of $1,240,800.

  Impact of Recently Issued Accounting Pronouncements

        In November 2000, the EITF reached a partial consensus on Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since consensus was reached on Issue No. 98-5 in May 1999, there has been diversity in practice as to the measurement of certain beneficial features of convertible instruments. The consensuses reached in EITF 00-27 clarify the measurement of such beneficial features. To the extent that this represents a change in the manner in which an entity previously measured beneficial features of instruments issued subsequent to May 1999, Issue 00-27 requires an entity to re-perform the measurement and report any additional charge as a cumulative effect of change in accounting principle.

        In connection with convertible debt issued in 1999, the Company had previously determined that there was no beneficial conversion feature. However, in accordance with the guidance set forth in EITF 00-27, the Company recognized a beneficial conversion charge of approximately $2.4 million. The charge is measured by the difference between the effective conversion price of the debt and the fair value of shares of common stock into which the debt is convertible, as measured at the date of issuance. This charge is recognized in the year ended December 31, 2000 as a cumulative effect of change in accounting principle in the accompanying statement of operations and comprehensive loss, and an increase in additional paid-in capital in the accompanying statement of stockholders' equity.

        The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for the hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position, results of operations or cash flows.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. Goodwill will be treated similar to an intangible asset with an indefinite life and will be reviewed annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

        The adoption of SFAS No. 141 and SFAS No. 142 will not an immediate impact on the Company's financial position or results of operations, as eSoft has completed no business combinations since 2000 and currently has no goodwill in its financial statements. However, any business combinations initiated from this point forward will be impacted by this standard.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

eSoft, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Liquidity and Capital Risk

        The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies in the new and rapidly evolving market for Internet security appliances, products and services. Such risks and uncertainties include, but are not limited to, its limited history with its current product and service offerings, significant competition, the growth of broadband access services, rapid changes in technology, an evolving and unpredictable business model and the management of rapid growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and attract, retain and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing such risks.

        The Company has sustained net losses and negative cash flows from its operations since inception, and through December 31, 2001, had accumulated losses of approximately $39,000,000. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate or other sources. Management is seeking to increase revenue through continued marketing of its products and services and new product and service developments, in addition to controlling costs to meet its working capital needs. However, additional financing may be required.

        As of December 31, 2001, the Company had approximately $8,700,000 of cash, cash equivalent and short-term investments, which the Company believes is sufficient to fund its operations and meet its debt obligations through at least December 31, 2002.

2.    Available-for-Sale Securities

        As of December 31, 2001, the Company held 30,000 shares of Gateway, Inc. common stock, which were acquired in connection with the debt financing in September 2000 (Note 3). At March 31, and September 30, 2001, management analyzed the investment, noting the continued downturn in the capital markets, the general economic slowdown and recent developments at Gateway, and determined that the decline in value was other than temporary. Other than temporary impairments of $1,276,200 and $340,800 were recognized as of March 31 and September 30, 2001, respectively. The impairments are reflected as unrealized losses in the accompanying consolidated statement of operations, and were determined based upon the fair market value of the securities compared to the carrying value of the investment at the date of the impairment. Subsequent changes in the market price of these securities compared to the new cost basis of $163,500 will be reflected in "other comprehensive income," as long as the investment continues to be held, unless any further impairment charge is deemed necessary. At December 31, 2001, this investment had a fair market value of $241,200.

        In addition, as of December 31, 2001, the Company has investments of $5,966,700 in low duration fixed income funds.

        Available-for-sale securities are summarized below.

	Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
December 31, 2001
Equity securities	$163,500	$77,700	$—	$241,200
Low duration fixed income funds, including accrued interest of $157,978	5,953,628	13,072	—	5,966,700

Total	$6,117,128	$90,772	$—	$6,207,900

December 31, 2000
Equity securities	$1,780,500	$—	$(1,240,856)	$539,644

3.    Private Placement

  Common Stock

        In February 2000, the Company initiated an agreement with Gateway Companies, Inc. ("Gateway") to provide the Company with $25 million of equity financing. Under the terms of the Stock and Warrant Purchase and Investor Rights Agreement dated April 26, 2000 (the "Agreement"), the Company agreed to sell to Gateway approximately 1.3 million shares of eSoft common stock for $19.507 per share, the fair market value of eSoft's common stock in February 2000. The sale was to occur in two traunches, one in April 2000 and the second in July 2000. In April 2000 upon the execution of the Agreement, the Company completed the sale of approximately 640,000 shares of common to Gateway at the agreed-upon price of $19.507. However, the sale of the second traunche of common stock was never completed.

  Convertible Subordinated Promissory Note

        In September 2000, the Company entered into an Amendment of the Stock and Warrant Purchase and Investor Rights Agreement (the "Amendment"), dated April 26, 2000, with Gateway whereby eSoft issued a Convertible Subordinated Promissory Note with an aggregate principal amount of $12,500,000 and an interest rate of seven percent per annum which is due September 15, 2004 ("September 2000 Note") and stock purchase warrants ("September 2000 Warrants") with a right to purchase an aggregate of 600,000 shares of eSoft common stock, par value $.01 per share, at an exercise price of $11.00 per share. In connection with the issuance of the September 2000 Note, the Company purchased 30,000 shares of Gateway, Inc. common stock for $3,000,000, which reflected a premium of approximately $1,200,000. This premium was recorded as an original issue discount on the September 2000 Note, and is being amortized over the term of the note as interest expense. The principal amount of the September 2000 Note is convertible at any time at the investor's option into a fixed number of shares of common stock at the then current fair market value, but not less than $11.00 or more than $19.507 per share.

        In November 2001, the Company entered into a Note Prepayment and Amendment agreement (the "Second Amendment") that amends the September 2000 Note. Under the terms of the Second Amendment the Company made a prepayment of $3,300,000, while the principal amount of the loan was reduced by $6,000,000. At the time of the prepayment, the carrying amount of the retired principal was $5,587,000, net of an unamortized discount of $413,000. The prepayment resulted in a gain of $2,287,000.

        At December 31, 2001, the balance of the Amended Note was $6,070,408, which reflects principal of $6,500,000, less unamortized discount of $429,592.

  Investment in Gateway Common Stock

        In connection with the Amendment, the Company agreed to purchase 30,000 shares of Gateway, Inc. common stock for $3,000,000, a $1,219,500 premium over the fair market value of the securities on the date of purchase. The premium paid is recorded as a reduction to the proceeds from the September 2000 Note and is being amortized as an original issuance discount over the term of the debentures as interest expense. As a result of the Second Amendment, the original issue discount, net of accumulated amortization, was reduced by $413,000.

  Warrants

        In connection with the Amendment, the Company issued warrants for up to 600,000 shares of its common stock at an exercise price of $11.00 per share. The September 2000 Warrants vest and become exercisable based upon certain performance criteria. Accordingly, the Company measures the fair value of the September 2000 Warrants at the date of issuance, and will continue to re-measure the fair value at each reporting date until such time that the warrants become vested. Changes in the estimated fair value of the warrants will be recognized as Additional Paid-in Capital and a charge against our results of operations. Due to the nature of the performance measures, such charges will likely be treated as a reduction of revenue, or alternatively as a selling and marketing expense. Since the date of issuance through December 31, 2001, due to the uncertainty surrounding the ability of Gateway to achieve the performance milestones, the Company determined that the fair value of the warrants is nominal. The September 2000 Warrants expire April 2005.

4.    Other Convertible Debentures

        In September 1999, the Company issued $2,000,000 of unsecured 5% Convertible Debentures at a 2.5% discount, due June 10, 2002, (the "Debentures"), along with stock purchase warrants (the "Warrants") with a right to purchase an aggregate of 511,182 shares of common stock at an exercise price of $4.4994 per share. The fair value of the warrants of approximately $850,000 was recorded as an original issuance discount, and is being amortized over the term of the debt as interest expense. The principal and accrued but unpaid interest are convertible at any time at the investor's option into a fixed number of shares of the Company's common stock at $3.9125 per share, subject to certain anti-dilution provisions and adjustments. eSoft has the ability, under certain circumstances, to obligate the investor to convert the Debentures into common stock and to exercise the Warrants. The balance of the Debentures at December 31, 2001 of $1,850,566 represents the original face value of the outstanding Debentures of $2,000,000 less the balance of the unamortized discount of $149,434. On January 10, 2002, the Company paid the remaining principal of the Debentures.

        In addition to the $2,000,000 convertible debentures discussed above, in June 1999, the Company issued approximately $3,000,000 of convertible debentures to the same investor with substantially the same terms and conditions as the Debentures. These debentures were converted into 766,773 shares of the Company's common stock in November 1999.

        As discussed in the Summary of Significant Accounting Policies, in 2000 the Company recognized a $2,369,912 deemed financing cost for the beneficial conversion feature of the convertible debentures.

This financing cost was recognized in the fourth quarter of 2000 as a cumulative effect of change in accounting principle. The beneficial conversion charge was determined as follows:

Proceeds from issuance of convertible debentures and warrants	$5,000,000
Less—proceeds allocated to warrants	(2,146,270)

Proceeds allocated to convertible debentures	$2,853,730

Face amount of convertible debentures	$5,000,000
Divided by—conversion rate of debentures	$3.9125

Number of shares of common stock into which debt is convertible	$1,277,955
Multiplied by—fair value per share of common stock	$4.0875

Fair value of common stock into which debt is convertible	$5,223,642
Less—proceeds allocated to convertible debentures	(2,853,730)

Value of beneficial conversion feature	$2,369,912

        The fair value of the Warrants issued in connection with the Debentures was estimated at the date of issuance and recognized as an original issue discount and was amortized over the term of the associated debt. The fair value was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 60%, risk-free interest rate of 5.74%, estimated life of 3 and 2.75 years, respectively, and no expected dividends.

        A summary of the Company's outstanding convertible debentures at December 31, 2001, is as follows:

7% Convertible Debentures, due September 15, 2004	6,500,000
Less—unamortized discount	(429,592)
5% Convertible Debentures, due June 10, 2002	2,000,000
Less—unamortized discount	(149,434)

$7,920,974

        The Company's debt as of December 31, 2001 matures in the following years:

2002	$2,000,000
2004	6,500,000

Total	$8,500,000

  Deferred Financing Costs

        In connection with the issuance of convertible debentures in 1999, the Company incurred financing costs of $552,767 and issued stock purchase warrants to the placement agent, with a right to purchase an aggregate of 127,795 shares of common stock, par value $.01 per share, at an exercise price of $3.96875. The fair value was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 60%, risk-free interest rate of 5.74%, estimated life of five years and no expected dividends. The fair value of the warrants issued was $300,363. The combined deferred financing costs are being amortized over the life of the debentures and recorded as interest expense. As discussed above, in November 1999, the debt holder converted the initial $3 million in debentures. In connection with the conversion, the unamortized financing costs associated with the initial debentures of $453,819 were recorded as a reduction to additional paid-in capital upon conversion of the debentures. At December 31, 2001, the unamortized deferred financing costs were $52,406 and the Company amortized $114,864 for the year ended December 31, 2001, as interest expense.

5.    Stockholders' Equity

  Notes Receivable

        In June 2001, the Company issued 120,000 shares of common stock to three members of management for $126,000. In November 2000, the Company issued 94,000 shares of common stock to four members of management for $235,000. As consideration, the individuals issued to the Company promissory notes for $124,800 and $234,060, respectively, and paid $1,200 and $940 in cash, respectively. The notes bear interest at 11.125% per year and bear full recourse to the individuals' personal assets. The notes are due the earlier of four years from the date of issuance or ninety days from termination. The stock was purchased at fair market value and is being held as collateral for the notes.

  Stock Bonuses

        During 2000 certain officers elected to take quarterly bonuses in stock instead of cash. All amounts were issued at fair market value.

  Treasury Stock

        On September 12, 2001, the Company's Board of Directors authorized the Company, from time to time at market prices and as market and business conditions warrant, to purchase up to $2,000,000 dollars of eSoft's common stock for cash in the open market, negotiated or block transactions. As of December 31, the Company purchased 457,803 shares of its common stock at an average price of $0.97 per share.

  Stockholder Rights Plan

        On November 30, 2001 the Company's Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of December 24, 2001 received rights to purchase shares of a new series of preferred stock.

        The rights were distributed as a non-taxable dividend and expire in 10 years from the record date. The rights will be exercisable only if a person or group acquires 15 percent or more of eSoft's common stock or announces a tender offer for 15 percent or more of the common stock. If a person acquires 15 percent or more of eSoft's common stock, all rights holders except the buyer will be entitled to acquire eSoft common stock at a discount. The effect will be to discourage acquisitions of more than 15 percent of eSoft's common stock without negotiations with the Board of Directors.

        The rights will trade with eSoft's common stock, unless and until they are separated upon the occurrence of certain future events. eSoft's Board of Directors may terminate the Rights Plan at any time or redeem the rights prior to the time the rights are triggered.

  Stock Option Exchange Program

        In December 2001, the Company's Board of Directors approved an exchange offer (the "Exchange Offer") pursuant to which all employees, officers and directors with stock option grants having an exercise price of $2.50 or above (the "Eligible Options") could exchange such options for the right to receive new stock options (the "Replacement Options") to be granted at least six months and one day from the cancellation date of the old options. Under the terms of the Exchange Offer, which commenced on December 6, 2001, eligible employees, officers and directors who chose to participate had their stock options cancelled on January 8, 2002, and will receive on or after July 9, 2002 a Replacement Option with an exercise price equal to the fair market value on that date. The fair market value of the Company's common stock as of such date will be (i) the closing price of the Company's common stock as reported on the OTC Bulletin Board or any other securities market that reports daily the closing selling price per share of the Company's common stock or (ii) if the Company's common stock is not publicly traded, the value of the Company's common stock as determined in good faith by the Company's Board of Directors. Pursuant to the terms of the Exchange Offer, options granted between June 6, 2001 and January 8, 2002 to an employee, officer or director who exchanged Eligible Options were automatically exchanged. The vesting provisions and the expiration date of the Replacement Options issued will remain the same as the provisions applicable to the cancelled options.

        At the close of the Exchange Offer on January 8, 2002, the Company accepted for exchange options to purchase an aggregate of 1,696,182 shares of its common stock. For financial reporting purposes the option exchange program is not considered compensatory. Therefore, the Company does not anticipate recording stock-based compensation charges as a result of the Exchange Offer.

6.    Stock Option Plan and Warrants

        The Company's Equity Compensation Plan (the "Plan") provides for incentive stock options and non-statutory options to be granted to the Company's officers, employees, directors and consultants of the Company. The Company has been authorized to grant options to purchase up to 5,000,000 shares of common stock under the Plan. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than ten years. Options typically vest over a period of three years, and generally have a strike price equal to the fair market value of the underlying common stock at the date of grant. In addition, at the time of the mergers, Apexx and Technologic each had equity compensation plans (the "Subsidiary Plans") that provided for incentive and non-statutory stock options to be granted to officers, employees and consultants. All options under these plans were converted into options to purchase eSoft common stock based upon the exchange ratios pursuant to the terms of the respective merger agreements. At the date of the mergers, options to purchase up to a total of 1,356,003 and 180,571 shares of eSoft common stock were outstanding in connection with the Apexx and Technologic options plans, respectively. Subsequent to the merger, no additional grants were allowed under the subsidiary option plans. For the purposes of its footnote disclosures, the Plan and the Subsidiary Plans are collectively referred to as "the Plans."

        As of December 31, 2001, options to purchase 3,283,709 shares of eSoft's common stock are outstanding under the Plan, and options to purchase 170,916 shares of common stock were outstanding under the Subsidiary Plans. The Company also grants warrants outside of the plan.

        A summary of the status of the Plans and warrants granted outside of the Plans as of December 31, 2001 and 2000 is presented below.

	Options		Warrants*
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding December 31, 1999	2,752,195	$3.31	657,602	$4.42
Granted	1,489,875	8.91	600,000	11.00
Canceled	(988,425)	(7.17)	—	—
Exercised	(538,289)	(1.35)	—	—

Outstanding December 31, 2000	2,715,356	5.38	1,257,602	7.56
Granted	1,112,402	1.10	—	—
Canceled	(368,133)	(6.39)	—	—
Exercised	(5,000)	(1.00)	—	—

Outstanding December 31, 2001	3,454,625	$3.79	1,257,602	$7.56

	Options	Warrants*
Weighted average fair value of options and warrants granted during 2001	$0.97	$—

Weighted average fair value of options and warrants granted during 2000	$7.87	$—

*    Warrants issued outside of the Company's stock option plan

Exercisable December 31, 2000	1,183,987	$3.74	657,602	$4.42

Exercisable December 31, 2001	2,020,309	$4.15	657,602	$4.42

        The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2001:

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercisable Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options:
$ 0.09 - $ 2.38	1,482,568	8.9	$1.08	545,355	$.92
2.39 - 4.77	1,272,849	7.4	3.93	1,098,411	3.94
4.78 - 7.16	85,833	8.1	6.34	48,434	6.13
7.17 - 9.55	499,625	8.4	7.91	261,146	7.92
9.55 - 11.93	22,500	8.3	10.08	11,904	10.08
11.94 - 14.32	2,500	8.3	12.13	1,392	12.13
14.33 - 16.71	1,250	7.9	15.69	869	15.69
16.72 - 19.10	27,500	8.2	16.75	16,071	16.75
19.11 - 21.48	42,500	8.2	19.85	25,599	19.86
21.49 - 23.87	17,500	8.1	23.45	11,128	23.44

$ 0.09 - 23.87	3,454,625	8.2	3.79	2,020,309	4.15

Warrants:
$ 3.96 - 4.60	648,977	1.09	$4.39	648,977	$4.39
6.98	8,625	2.50	6.98	8,625	6.98
11.00	600,000	3.32	11.00	—	—

$ 3.96 - 11.00	1,257,602	2.16	7.56	657,602	$4.42

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

  Options issued to Officers, Employees and Directors

        The Company elected to account for its stock-based employee compensation plans under APB No. 25. During 2001 and 2000, the Company issued to officers, employees and directors options to purchase up to 1,112,402 and 1,489,875 shares of our common stock, respectively. In 2000 and 2001, the exercise prices of all options were equal to the fair market value of the underlying common stock at the date of grant. For purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 2001 and 2000 using the Black-Scholes option pricing model and the following weighted average assumptions:

	2001	2000
Risk-free interest rate	3.46 to 4.97%	4.57 to 6.04%
Expected lives	4 Years	4 Years
Expected volatility	147%	155%
Expected dividend yield	0%	0%

        Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

        The total fair value of options granted to employees was computed to be $1,079,342 and $11,725,316 for the years ended December 31, 2001 and 2000, respectively. Pro forma stock-based compensation, net of the amounts recorded for amortization of deferred compensation and the effect of forfeitures, was $6,325,881 and $8,957,574 for the years ended December 31, 2001 and 2000 respectively.

        If the company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss would have been reported as follows:

	Year Ended December 31
	2001	2000
Net loss as reported	$(8,399,693)	$(16,009,768)

Net Loss pro forma	$(14,725,574)	$(24,967,342)

Loss per share (basic and diluted) as reported	$(0.54)	$(1.06)

Loss per share (basic and diluted) pro forma	$(0.95)	$(1.65)

  Warrants issued to non-employees

        During 2000, the Company granted warrants to purchase 600,000 shares of eSoft common stock at an exercise price of $11.00 per share. No warrants to purchase shares of eSoft common stock were granted in 2001.

7.    Research and Development

        For the two years ending December 31, 2001 and 2000, the Company did not capitalize any software development costs. Amortization expense of previously capitalized software development costs included in general and administrative expense totaled $134,450 for the year ended December 31, 2001 and $514,448 for the year ended December 31, 2000. Research and development costs were $3,063,212 and $3,524,983 for the years ended December 31, 2001 and 2000, respectively. The majority of the expenses in 2001 and 2000 represent payroll and related costs.

8.    Income Taxes

        The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2001	2000
Current provision (benefit):
Federal	$—	$—
State	—	—

Total deferred benefit	$—	$—

Deferred provision (benefit):
Federal	(2,216,000)	(4,076,000)
State	(341,000)	(670,000)

	(2,557,000)	(4,746,000)
Valuation allowance(1)	2,557,000	4,746,000
Total deferred benefit	—	—

Net income tax provision (benefit)	$—	$—

(1)
The Company's income tax provision (benefit) excludes the impact of stock based compensation for tax in excess of amounts recorded for financial reporting purposes ($1,863,000 in 2001).

        A reconciliation of the effective tax rate and the statutory U.S. federal income tax is as follows:

	Year Ended December 31,
	2001	2000
Federal tax benefit at the federal statutory rate	$(2,856,000)	$(5,443,000)
State income tax benefit, net of federal tax amount	(294,000)	(560,000)
True-up of prior year amounts to income tax return	133,000	163,000
Extraordinary gain on early extinguishment of long-term debt	155,000	—
Deemed interest expense for financial reporting purposes equal to the beneficial conversion feature of debentures	—	889,000
Non-deductible interest	273,000	165,000
Other permanent differences	32,000	40,000
Increase in valuation allowance	2,557,000	4,746,000

Income tax benefit	$—	$—

        Temporary differences that give rise to a significant portion of the deferred tax assets (liabilities) are as follows:

	December 31,
	2001	2000
Deferred Tax Assets:
Net operating loss carryforwards:
Loss carryforwards	$11,085,000	$9,326,000
Stock-based compensation(1)	5,106,000	3,243,000
Available-for-sale securities	606,000	—
Accounts receivable	334,000	223,000
Other	306,000	274,000

Deferred tax assets	17,437,000	13,066,000
Less valuation allowance:
Deferred tax assets	(12,309,000)	(9,753,000)
Stock-based compensation(1)	(5,106,000)	(3,243,000)

Total	22,000	70,000
Deferred Tax Liabilities:
Capitalized Software	(22,000)	(70,000)

	$—	$—

(1)
The Company's deferred tax asset for net operating losses includes the tax effect of $5,106,000 related to deductions for stock-based compensation in excess of amounts recorded for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an increase to Additional Paid-in Capital as opposed to income tax expense.

        At December 31, 2001, the Company had net operating loss carryforwards of approximately $43 million, which begin to expire in 2011. The utilization of certain of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

        During 2001 and 2000, the Company increased its valuation allowance by $4,419,000 and $4,746,000, respectively, due primarily to uncertainty relating to the realizability of the Company's net operating loss carryforwards and income tax credits. The amount of the deferred tax assets considered realizable could be adjusted in the near term if future taxable income materializes.

9.    Commitments and Contingencies

        The Company leases certain facilities and equipment under noncancellable operating lease agreements, which expire at various dates through 2004. Rent expense for the years ended December 31, 2001 and 2000 was $640,878 and $586,140, respectively.

        Future minimum lease payments under noncancellable operating leases are as follows:

Year Ending December 31,
2002	$475,000
2003	433,000
2004	243,000
Thereafter	—

$1,151,000

  Software Development and License Agreements

        The Company has entered into several software development and license agreements related to software utilized in certain of its products. The agreements require compensation or royalty payments by the Company based on percentages (ranging from 2.5% to 55%) of applicable gross sales and subject to certain maximum amounts per license as defined in the agreements.

  Employment Agreements

        The Company has entered into employment agreements with certain of its executive officers with a range of salary levels and benefits. The employment agreements provide for quarterly performance-based bonuses, and in addition, executives under these agreements have received incentive stock options to purchase shares of eSoft common stock. The agreements have terms of month-to-month up to thirty-six months and are cancelable. They terminate at various dates from January 2002 through December 2003.

  Litigation

        The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on our operating results or financial position. On March 1, 2002, the Company filed a complaint against NERA (Philippines) Inc, ("NERA") in the United States District for the District of Colorado in connection with the Company's delivery of certain hardware products and related warranties and software products. The Company and NERA had previously entered into an International Value-Added Reseller Agreement. After the execution of the agreement, NERA submitted various purchase orders, which the Company fulfilled. The Company is seeking relief for damages incurred as a result of NERA's refusal to pay for certain of the shipped products. The Company has fully reserved this receivable, which totals approximately $485,000.

10.  Retirement Plans

        The Company has a 401(k) retirement/profit sharing plan whereby employees, upon attaining 21 years of age, and being employed with the Company for a minimum of three months, are eligible to contribute up to the maximum percentage of their salary allowable under applicable IRS Code Sections. The Company may make discretionary matching contributions and for the year 2001, the Company elected to match the employee contributions dollar for dollar up to 3% through August. For the remainder of 2001, the Company did not match employee contributions. For the year 2000, the Company elected to match the employee contributions dollar for dollar up to 3% of the employee's gross wages. For the years ended December 31, 2001 and 2000, the Company contributed $60,368 and $123,583 respectively.

11.  Business Segments

        During 2001 and 2000, eSoft's operating structure included the following operating segments: Internet appliances, redphishtm, and corporate operations. eSoft's operating segments derive substantially all revenue from the sale and licensing of Internet security products and associated software, development and licensing of proprietary software products, and related support, training and consultation services. Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's costs of revenue. However, management does not allocate corporate expenses as it is not meaningful to do so. Substantially all assets, liabilities and operating expenses are managed at the corporate level.

        Information about our reportable segments is as follows:

	Internet appliances	redphish	Total
Year ended December 31, 2001
Revenue:
Product sales	$5,161,000	$1,280,000	$6,441,000
Subscriptions, maintenance and other	2,542,000	—	2,542,000
Software development and license fees	—	517,000	517,000

Total revenue	7,703,000	1,797,000	9,500,000
Cost of revenue:
Product sales	3,627,000	1,156,000	4,783,000
Subscriptions, maintenance and other	937,000	—	937,000
Software development and license fees	—	—	—

Total cost of revenue	4,564,000	1,156,000	5,720,000

Gross profit	$3,139,000	$641,000	$3,780,000

Year Ended December 31, 2000
Revenue:
Product sales	$5,426,000	$721,000	$6,147,000
Subscriptions, maintenance and other	1,261,000	—	1,261,000
Software development and license fees	25,000	1,338,000	1,363,000

Total revenue	6,712,000	2,059,000	8,771,000
Cost of revenue:
Product sales	3,275,000	666,000	3,941,000
Subscriptions, maintenance and other	533,000	—	533,000
Software development and license fees	23,000	178,000	201,000

Total cost of revenue	3,831,000	844,000	4,675,000

Gross profit	$2,881,000	$1,215,000	$4,096,000

        The following table presents information by geographic area:

	Revenue(1)	Long-Lived Assets
Year Ended December 31, 2001
United States	$6,021,000	$1,476,000
Europe, Middle East and Africa	1,929,000	—
Latin America	540,000	—
Other Foreign countries	1,010,000	—

	$9,500,000	$1,476,000

Year Ended December 31, 2000
United States	$6,502,000	$1,529,000
Europe, Middle East and Africa	1,171,000	—
Latin America	331,000	—
Other Foreign countries	767,000	—

	$8,771,000	$1,529,000

(1)
Revenue is attributed to countries based on location of customer.

        During 2001, there were product sales generated by one customer that represented approximately 13% of the Company's total revenue. Of this amount, $44,866 was in accounts receivable at December 31, 2001.

        During 2000, there was a combination of product sales and service sales that were generated by the same customer that represented approximately 10% of the Company's total revenue. This amount was paid in full at December 31, 2000.