Form 10QSB
period 2002-03-31
ESOFT INC
filed 2002-05-15
CIK 1047406

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended March 31, 2002

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

YES        ☐            NO        ☒

The number of shares outstanding of the Registrant’s $0.01 par value common stock on May 8, 2002 was 15,916,235.

eSoft Inc.

eSoft, Inc.

Balance Sheet

(Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$406,441
Available-for-sale securities	5,068,064
Accounts receivable trade, net of allowance of $930,069	670,749
Inventories, net of allowance of $34,786	578,817
Prepaid expenses and other	736,957
Total current assets	7,461,028

Property and equipment:
Computer equipment	1,628,135
Furniture and equipment	351,046
Other	62,358
2,041,539
Less: accumulated depreciation	(1,243,142)
Net property and equipment	798,397
Other	582,615
$8,842,040
Liabilities & Stockholders’ Deficit
Current liabilities:
Accounts payable	$925,863
Accrued expenses	583,614
Deferred revenue	1,344,797
Total current liabilities	2,854,274

Long-term liabilities:
Convertible debt	6,110,683
Total liabilities	8,964,957

Stockholders’ deficit:
Preferred stock, $.01 par value, 5,000,000 shares authorized	—
Common stock, $.01 par value, 100,000,000 shares authorized, 15,916,235 shares issued and outstanding	159,162
Additional paid-in capital	41,129,784
Treasury stock, at cost; 457,803 shares	(444,993)
Notes receivable from stockholders	(358,860)
Accumulated other comprehensive loss	(9,387)
Accumulated deficit	(40,598,623)
Total stockholders’ deficit	(122,917)
$8,842,040

The accompanying notes to financial statements are an integral part of these statements.

eSoft, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
Revenue:
Product sales	$771,713	$1,495,614
Subscriptions, maintenance and other	990,812	485,644
Product development and license fees	300,000	32,000

Total revenue	2,062,525	2,013,258

Cost of revenue:

Product sales	597,438	1,247,245
Subscriptions, maintenance and other	450,442	171,146

Total costs of revenue	1,047,880	1,418,391

Gross profit	1,014,645	594,867

Operating expenses:
Sales and marketing	688,502	1,145,359
General and administrative	926,537	1,117,085
Research and development	653,614	831,838
Total operating expenses	2,268,653	3,094,282

Loss from operations	(1,254,008)	(2,499,415)

Other income (expense):
Interest income	65,459	284,644
Interest expense	(296,260)	(430,194)
Write-down on available-for-sale securities	—	(1,276,200)
Total other (expense)	(230,801)	(1,421,750)

Net loss	$(1,484,809)	$(3,921,165)

Basic and diluted loss per common share	(0.10)	(0.25)

Weighted-average number of common shares outstanding, basic and diluted	15,415,521	15,566,227

Comprehensive loss
Net Loss
Other comprehensive loss	$(1,484,809)	$(3,921,165)
Net unrealized loss on available for sale securities	(100,159)	(35,400)
Reclassification for unrealized loss included in net loss	—	1,276,200
Comprehensive Loss	$(1,584,968)	$(2,680,365)

The accompanying notes to financial statements are an integral part of these statements.

eSoft, Inc.

Statements of Stockholders' Equity

For the Three Months Ended March 31, 2002

(Unaudited)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Subscriptions Receivable	Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders’ Deficit

Balances, December 31, 2001	15,748,397	$157,484	$(444,993)	$41,066,097	$(358,860)	$90,772	$(39,113,814)	$1,396,686
Issuance of common stock upon exercise of warrants and options	84,156	841	—	6,909	—	—	—	7,750
Employee stock purchase plan	83,682	837	—	56,778	—	—	—	57,615
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(100,159)	—	(100,159)
Net loss for the year	—	—	—	—	—	—	(1,484,809)	(1,484,809)
Balances, March 31, 2002	15,916,235	$159,162	$(444,993)	$41,129,784	$(358,860)	$(9,387)	$(40,598,623)	$(122,917)

The accompanying  notes to financial statements are an integral part of these statements.

eSoft, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(1,484,809)	$(3,921,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and software amortization	139,368	180,748
Provision for losses on accounts receivable	94,000	72,230
Provision for obsolete inventory	45,000	45,000
Amortization of debt discounts and financing costs	177,979	186,447
Accrued interest on available-for-sale securities	(63,374)
Write-down on available-for-sale securities	—	1,276,200
Changes in operating assets and liabilities:
Accounts receivable	962,262	(173,000)
Inventories	(94,214)	(304,548)
Prepaid expenses	(11,181)	(53,262)
Other assets	(41,105)	(13,701)
Accounts payable	(393,900)	288,876
Accrued expenses	(58,675)	(5,966)
Deferred revenue	(510,154)	32,060
Net cash used in operating activities	(1,238,803)	(2,390,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale securities	1,103,051	—
Purchase of property and equipment	(10,136)	(73,515)
Net cash provided (used) in investing activities	1,092,915	(73,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	65,365	5,000
Payment of convertible debentures	(2,000,000)	—

Net cash (used) provided by financing activities	(1,934,635)	5,000

DECREASE IN CASH	(2,080,523)	(2,458,596)

CASH, beginning of period	2,486,964	20,128,119

CASH, end of period	$406,441	$17,669,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS AND NON-CASH FINANCING ACTIVITIES

CASH PAID DURING THE PERIOD FOR:
Interest	$139,117	$157,948

eSoft, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2002

1.              Summary of Accounting Policies

Basis of Presentation

The unaudited condensed financial statements of eSoft, Inc. (the “Company”) included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly present our financial position, results of operations, and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.  The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.  The information included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Statements and notes thereto, included in the Company’s Form 10-KSB for the year ended December 31, 2001.

To date, the Company’s cash flow from operations has been insufficient to cover the Company’s expenses and capital needs.  The Company has financed its operations primarily through debt and equity financing.  The Company’s estimated funding requirements do not reflect any contingency amounts and may increase, perhaps substantially, if the Company is unable to generate revenue in the amount and within the time frame it expects or if it has unexpected cost increases.  If the Company is unable to obtain capital or is required to obtain it on terms less satisfactory than what it desires, the Company may need to delay the development and marketing of its products or take other actions that could adversely affect its revenue growth and net income.

The Company’s cash on hand at March 31, 2002 was $406,000, a decrease of $2,081,000 from year end, primarily due to the payment of the Brown Simpson Convertible Debentures.  The Company’s working capital at March 31, 2002 was $4,607,000, a decrease of $1,253,000 from December 31, 2001.  Management anticipates continuing losses in support of its growth initiatives and, thus expects continued negative cash flow in 2002.  However, we continue to improve our cash management efforts and attempt to reduce our operating costs where possible. We believe that our current cash and investment position and the anticipated cash receipts from receivables will be sufficient to meet our working capital needs through December 31, 2002.

Available-for-Sale Securities

Available-for-sale securities are carried at their estimated market value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity until realized.  The Company reviews securities with unrealized losses for permanent impairment when the facts and circumstances may indicate that the unrealized losses may be other than temporary.  Permanent impairments of available-for-sale securities are reflected as permanent impairment losses in the statement of operations.  Realized gains and losses on securities sold are determined based on the specific identification of the securities sold.

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

The Company generates revenue from the following elements:

Product sales – eSoft markets, licenses and sells Internet security appliances.  In addition, the Company sells perpetual licenses to certain software applications in connection with the sale of its hardware products. Revenue from the sale of the Company’s Internet security appliance products and perpetual software licenses is recognized upon delivery to the customer, which is generally at the time the products are shipped, and when the fee is fixed, determinable and deemed collectible.  In general, there are no acceptance criteria and the Company has no further obligation to the customer.  Provision is made currently for estimated product returns that may occur.  For sales made to distributors under terms allowing certain rights of return and price protection on unsold product, revenue is deferred and recognized only upon sell-through to the end user.

Subscriptions, maintenance and other services — eSoft sells licenses for additional software products for its Internet security products on a subscription basis, whereby customers have a right to use the products for a specified period of time.  The Company recognizes revenue from such subscriptions ratably over the subscription period, commencing upon delivery.  In addition, the Company provides maintenance and other services under separate agreements.  Revenue from such agreements is deferred and recognized ratably over the service period, generally one year.

Product development and license fees — From time to time, the Company enters into multiple-element arrangements to develop and license its proprietary software products.  The Company recognizes revenue from such arrangements based upon progress to completion.  Such arrangements may include customer acceptance criteria, in which case revenue recognition is deferred until customer acceptance is obtained.

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

New Accounting Pronouncements

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of assets at the time of their acquisition.  It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.  Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated value.  If the intangible asset has a finite useful life, it will be amortized over that life.  Intangible assets with an indefinite life are not amortized.  Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset’s carrying value exceeds its estimated fair value.  Goodwill will be treated similar to an intangible asset with an indefinite life and will be reviewed annually for impairment.  The adoption of SFAS No. 142 did not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, but retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142.  The adoption of SFAS 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

2.    Available-for-Sale Securities

As of March 31, 2002, the Company held 30,000 shares of Gateway, Inc. common stock, which were acquired in connection with the debt financing in September 2000.  At March 31, 2002, this investment had a fair market value of $189,600.  In addition, as of March 31, 2002, the Company had investments with a cost basis of $4,916,113 and a fair market value of $4,878,464 in low duration fixed income funds.

At March 31, and September 30 2001, management analyzed the investment in Gateway, noting a continued downturn in the capital markets, the general economic slowdown and developments at Gateway, and determined that the decline in value was other than temporary and accordingly, a permanent impairment was recognized in the same period.  Permanent impairments of $1,276,200 and $340,800 were recognized as of March 31 and September 30, 2002, respectively. The impairments were determined based upon the fair market value of the securities and the historical cost of the investment of $1,780,500.  The Company continues to evaluate the investment for further permanent impairment.

3.     Concentrations

For the three months ended 2002, the Company had one customer that represented 15% of the Company’s total revenue.  This customer generated 100% of product development and license fee revenue for the three months ending March 31, 2002 and 10% of accounts receivable at March 31, 2002.  International sales represented 14% of sales and represents 42% of outstanding gross accounts receivable at March 31, 2002.

4.     Convertible Debt

In September 2000, the Company entered into an Amendment of the Stock and Warrant Purchase and Investor Rights Agreement (the “Amendment”), dated April 26, 2000, with Gateway whereby eSoft issued a Convertible Subordinated Promissory Note with an aggregate principal amount of $12,500,000 and an interest rate of seven percent per annum which is due September 15, 2004 (“September 2000 Note”) and stock purchase warrants (“September 2000 Warrants”) with a right to purchase an aggregate of 600,000 shares of eSoft common stock, par value $.01 per share, at an exercise price of $11.00 per share. In connection with the issuance of the September 2000 Note, the Company purchased 30,000 shares of Gateway, Inc. common stock for $3,000,000, which reflected a premium of approximately $1,200,000. This premium was recorded as an original issue discount on the September 2000 Note, and is being amortized over the term of the note as interest expense. The principal amount of the September 2000 Note is convertible at any time at the investor’s option into a fixed number of shares of common stock at the then current fair market value, but not less than $11.00 or more than $19.507 per share.

In November 2001, the Company entered into a Note Prepayment and Amendment agreement (the “Second Amendment”) that amends the September 2000 Note. Under the terms of the Second Amendment the Company made a prepayment of $3,300,000, while the principal amount of the loan was reduced by $6,000,000. At the time of the prepayment, the carrying amount of the retired principal was $5,587,000, net of an unamortized discount of $413,000. The prepayment resulted in an extraordinary gain of $2,287,000.

At March 31, 2002, the balance of the Amended Note was $6,110,683, which reflects principal of $6,500,000, less unamortized discount of $389,317.

Warrants

In connection with the Amendment, the Company issued warrants for up to 600,000 shares of its common stock at an exercise price of $11.00 per share. The September 2000 Warrants vest and become exercisable based upon certain performance criteria. Accordingly, the Company measures the fair value of the September 2000 Warrants at the date of issuance, and will continue to re-measure the fair value at each reporting date until such time that the warrants become vested. Changes in the estimated fair value of the warrants will be recognized as Additional Paid-in Capital and a charge against our results of operations. Since the date of issuance through March 31, 2002, due to the uncertainty surrounding the ability of Gateway to achieve the performance milestones, the Company determined that the fair value of the warrants is nominal. The September 2000 Warrants expire April 2005.

5.     Net Loss per Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period.  Options and warrants to purchase 3,687,293 and 2,623,976 shares of common stock and notes convertible into 1,647,546 shares and 590,909 shares were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the periods ended March 31, 2001 and 2002, respectively.

In December 2001, the Company’s Board of Directors approved a stock option exchange offer pursuant to which all employees, officers and directors with stock option grants having an exercise price of $2.50 or above could exchange such options for the right to receive new stock options (the “Replacement Options”) to be granted at least six months and one day from the cancellation date of the old options.  On January 8, 2002, the Company accepted for exchange options to purchase an aggregate of 1,696,182 shares of its common stock.  Replacement Options equal to the number of options exchanged will be issued on or after July 9, 2002 with an exercise price equal to the fair market value on that date.

6.     Business Segments

During 2002 and 2001, eSoft’s operating structure included the following operating segments:  Internet appliances, redphishtm, and corporate operations.  eSoft’s operating segments derive substantially all revenue from the sale and licensing of Internet security products and associated software, development and licensing of proprietary software products, and related support, training and consultation services. Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance.  Segment profit or loss includes substantially all of the segment’s costs of revenue.  However, management does not allocate corporate expenses, as it is not meaningful to do so.  Substantially all assets, liabilities and operating expenses are managed at the corporate level.

Information about the Company’s reportable segments is as follows (in thousands):

	Quarter ended March 31 2002			Quarter ended March 31 2001

	Internet appliances	redphish	Total	Internet appliances	redphish	Total

Revenue:
Product sales	$772	$—	$772	$1,092	$403	$1,495
Subscriptions, maintenance and other	991	—	991	486	—	486
Software development and license fees	—	300	300	—	32	32
	1,763	300	2,063	1,578	435	2,013

Cost of revenue:
Product sales	598	—	598	847	400	1,247
Subscriptions, maintenance and other	450	—	450	171	—	171
Software development and license fees	—	—	—	—	—	—
	1,048	—	1,048	1,018	400	1,418

Gross profit	$715	$300	$1,015	$560	$35	$595

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believes,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof.  The Company intends that such forward-looking statements be subject to the safe harbors for such statements.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties which may affect forward-looking statements about the Company’s business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive solution, delays in market awareness of eSoft and its products, possible delays in eSoft’s marketing strategy, and failure of our strategic partners to successfully implement their marketing strategies, each of which could have an immediate and material adverse effect by placing eSoft behind its competitors.  For a fuller description of certain of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see the Company’s most recently filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.  The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Item 2 -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SiteFilter (with design) is a registered trademark owned by eSoft, Inc.  eSoft, InstaGate EX, InstaGate EX2, InstaRak HP, SoftPak, SoftPak Director, and redphish are all service marks and/or trademarks owned by eSoft, Inc.

The following discussion and analysis should be read together with our financial statements and accompanying notes included elsewhere in this report on Form 10-QSB.  This discussion contains certain forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report.  In addition, we are considering several strategic alternatives including business combinations, repurchases of our common stock, terminating the registration of our common stock under the Securities Exchange Act of 1934, joint ventures and other strategic alliances.

Overview

We design, develop and market secure Internet appliance products to address the Internet security needs of small, medium, and distributed enterprises (SMEs) under the InstaGate EX2 brand names, and the hosting needs of Internet service providers (Service Providers) under the InstaRak and InstaRak HP brand names. Our current family of products provides businesses with Internet security, firewall, distributed virtual private network (VPN) technology, Internet and Web hosting services, and security and IT related offerings, whose demand is driven by the deployment of broadband Internet connections and the growing demand for secure Website and email hosting services. Our products offer a plug-and-play solution that we believe virtually eliminates traditional costs of hardware upgrades, box swaps and site visits with quick, hassle-free installation and a revolutionary approach to ongoing automatic security updates and management. New applications and upgrades, called SoftPak applications, are available through software downloads as businesses grow and new security and IT applications are developed. SoftPak applications have been developed by eSoft or in combination with third parties. Our current SoftPak offerings include applications and services such as anti-virus, Website filtering, intrusion detection, webmail, reporting, and a variety of communications options. In addition, we continue to evaluate the needs of our customers and develop new SoftPaks, which we believe address those needs. SoftPaks are most commonly licensed to the end user on an annual subscription basis and form a recurring revenue stream for us and our channel partners, which we believe provides better visibility and predictability to our revenue growth. SoftPak applications, as well as software updates and enhancements, are distributed through our patent-pending SoftPak Director. The SoftPak Director allows an end user to utilize a browser-based interface to evaluate and select SoftPak applications. As SoftPaks can be added without requiring new boxes, we believe the need for hardware swaps and associated downtime is eliminated. Through our offerings, we believe that we have been able to simplify the delivery and use of complex technologies to enable SMEs to compete effectively in their respective markets.

With the deployment of broadband and the increasing popularity of telecommuting, which we believe has created a more immediate need for products such as firewalls, VPNs, and domain hosting, we have continued our focus on providing flexible, customizable, secure Internet appliances. International Data Corporation (IDC) estimated total revenue for the firewall and VPN appliance market to grow from $1.0 billion in 2000 to $4.0 billion by the end of 2005. We believe this growth can be attributed to the convergence of VPN and firewall technologies, the growing number of companies linking their networks to the Internet, increases in the numbers of remote office locations, increased remote access connectivity utilized by branch offices and mobile users, cost savings of implementing an Internet-based VPN, and growing concern over network security. Not only have companies increased deployment of firewalls, but according to the marketing consulting firm of Frost and Sullivan, Internet Protocol VPN has emerged as a requirement for secure, cost efficient communication between employees and global offices. Frost and Sullivan indicates that the U.S. gateway VPN industry generated revenue of $575 million in 2000 and projects such revenue to increase to nearly $3 billion by 2007. Furthermore, TeleChoice, Inc., a telecommunications industry consulting firm, estimates that the use of VPNs can cut telecommunications costs by as much as 90% over private leased line networks. In October 2000, we introduced the InstaGate EX integrated Internet security appliance, which is capable of SoftPak applications, in addition to the firewall or VPN capabilities. In January 2001, we introduced the InstaGate EX2 integrated Internet security appliance which has firewall and VPN capabilities. The InstaGate EX2 Internet security appliance is a slim profile, reliable unit based on an Intel reference design motherboard and is the end result of over a year of collaboration with Intel on the design and fabrication of the appliance.

In early 2001, we recognized that Service Providers were experiencing increased security and hacking concerns from their customers, which in turn created the need for secure servers designed to host web, email and Domain Name Service (“DNS”) services for multiple Internet domains. In July 2001, we announced the introduction of the InstaRak secure server appliance, which uses the same hardware platform as the InstaGate EX2 Internet security appliance and allows us to leverage our investments in security software and SoftPak applications. Subsequently, in November 2001, we announced the InstaRak HP, which is a high performance model and provides a faster CPU, additional RAM and a larger hard drive. Our secure server appliances integrate server features with security protection, and are designed to protect against hackers and individuals attempting to exploit or gain control of the operating system. These secure server appliances are also designed to protect multiple customers hosted on the same appliance from each other. According to IDC, the worldwide appliance server market will grow from $3.8 billion in 2000 to $31.4 billion in 2005, representing a compound annual growth rate of 56 percent.

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

Results of Operations for Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001

In the first quarter of 2002, revenues totaled $2,063,000 versus revenue of $2,013,000 for the first quarter of 2001, an increase of $50,000 or 2%.  Product revenue for the first quarter of 2002 was $772,000, a decrease of $724,000, or 48%, from $1,496,000 in the first quarter of 2001.  The decrease is related primarily to the completion of contract related to an OEM partner in 2001. Also contributing to the decrease is the discontinuance of legacy products and lower sales in one international market. International sales accounted for 26% of product revenue in the first quarter of 2002 compared to 44% for the same period of 2001.  The revenue from subscriptions, maintenance and other services totaled $991,000 in the first quarter of 2002 compared to $485,000 for the same period of 2001, an increase of $506,000 or 104%.  Over the past year, the Company continued to focus on building a recurring revenue stream through the sales of SoftPaks and has increased the number of SoftPaks offered to fourteen compared to four in the same quarter 2001.  Approximately half of the increase is due to a subscription bundle offered to customers in connection with the agreement signed with IBM in the second half of 2001. Revenue from product development and license fees totaled $300,000 in the first quarter of 2002 versus revenue of $32,000 for the same period of 2001, an increase of $268,000 or 838%.  This represents contractual licensing revenue from Gateway in both periods that expire in the second quarter of 2002.

Gross profit margin in the current quarter was $1,015,000, which is 49% of revenues for the three months ended March 31, 2002, compared to $595,000, which is 30% of revenues for the three months ended

March 31, 2001.  Gross margin on product was 23% and 17% for the three months ending March 31, 2002 and 2001, respectively. The improvement is attributed to the decreased emphasis on the InstaGate EX with the launch of the InstaGate EX2 in January 2001, which has higher margins than the InstaGate EX.  Gross profit margin on subscription, maintenance and other was 54% and 65% in the first quarter of 2002 and 2001, respectively.  This decrease relates to higher royalty costs associated with SoftPaks released subsequent to the first quarter of 2001.  Also contributing to this decrease is the outsourcing of technical support in the first quarter of 2002.  Gross profit margin on product development and license fees was 100% the first quarters of 2002 and 2001.

Operating expenses decreased $826,000, or 27%, from $3,095,000 for the quarter ending March 31, 2001 to $2,269,000 for the quarter ending March 31, 2002.  Sales and marketing expenses decreased $457,000, or 40%, from $1,146,000 in the first quarter of 2001 to $689,000 in the same period of 2002.  The decrease is mainly associated with a decrease in salary expense due to a reduction in force and a reduction in other salary related expenses.  In the first quarter of 2002, eSoft elected to consolidate its international sales operations back to its corporate headquarters, which contributed to the reduction in force and resulted in a reduction of travel expenses. Advertising and product launch expenses also contributed to the decrease due to a branding campaign and product launch that took place in the first quarter of 2001. Careful management of other expenses such as public relations and training, added to the decrease.  General and administrative expenses decreased $190,000 or 17% from $1,117,000 in the first quarter of 2001 compared to $927,000 for the same period of 2002.  This can be attributed to a reduction in salary related expenses, careful management of operating expenses such as outside services including services for investor relations, telephone expenses due to the negotiation of more favorable fees charged and consolidation of telecommunication services and a reduction in board fees.  These increases were offset by an increase in legal fees and bad debt expense.  Research and development expenses decreased $179,000, or 22%, from $832,000 for the quarter ending March 31, 2001 to $653,000 for the same period of 2002.  This is attributed to decreases in salaries due to the outsourcing of some technical support functions, which resulted in a reduction in headcount and a reduction of salary related items.  Also contributing to the decrease is the reduction in services outsourced for the translation of the product into several foreign languages due to completion of the project during the quarter.  The Company will continue to closely monitor operating expenses.

Interest expense decreased $134,000, or 31%, in the three months ended March 31, 2002 from $430,000 in the first quarter of 2001 to $296,000 for the same period of 2002.  The decrease is due to the reduction of debt compared to 2001 and is comprised of interest on that debt and discount amortization on the convertible debentures and amortization of deferred offering costs.  Interest income decreased $220,000 in the quarter as a result of lower cash on hand.

The Company recorded an unrealized loss at March 31, 2001 for the permanent impairment of equity securities due to the continued downturn of the capital markets and the developments at Gateway.

Net loss was $1,485,000 for the three months ended March 31, 2002, compared to $3,921,000 for the same period in 2001, a decrease in the loss of $2,436,000 over the same period. The decrease in the loss is due primarily to the unrealized loss recorded for the permanent impairment of equity securities in 2001 as well as improved gross margins on revenue and a decrease in our operating expenses.  Losses are anticipated to continue through the current fiscal year.  However, we expect our net losses to continue to decrease.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment, accounts receivable, intangible assets and other assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition—the Company generates revenue from sales of hardware products, software licenses and professional service arrangements. The Company accounts for hardware products, software licenses and related revenue under Statement of Position 97-2 “Software Revenue Recognition,” and related amendments, interpretations, and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants (collectively referred to as “SOP 97-2”). Sales of hardware products are also accounted for in accordance with SOP 97-2 as the Company has determined that certain software imbedded in such products is essential to the functionality of the hardware.

SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). If VSOE does not exist for all elements of the arrangement the Company utilizes the residual method of accounting, whereby revenue may be recognized for delivered elements of a contract, provided: a) VSOE exists for all undelivered elements; b) none of the undelivered elements are essential to the functionality of the delivered elements; and c) revenue is deferred equal to the fair value of all such undelivered elements until they are delivered.

The Company generates revenue from the following elements:

Product sales—The Company markets, licenses and sells Internet security appliances. In addition, the Company sells perpetual licenses to certain software applications in connection with the sale of its hardware products. Revenue from the sale of the Company’s Internet security appliance products and perpetual software licenses is recognized upon delivery to the customer, which is generally at the time the products are shipped, and when the fee is fixed, determinable and deemed collectible. In general, there are no acceptance criteria and the Company has no further obligation to the customer. Provision is made currently for estimated product returns that may occur. For sales made to distributors under terms allowing certain rights of return and price protection on unsold product, revenue is deferred and recognized only upon sell-through to the end user.

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

Investments—Investment securities are classified as either held-to-maturity, available-for-sale or trading. Investment securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities classified as available-for-sale are carried at their estimated market value with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity until realized. The Company reviews available-for-sale securities with unrealized losses for impairment when the facts and circumstances may indicate that the unrealized losses may be other than temporary. Permanent impairments of available-for-sale securities are reflected as permanent losses in the statement of operations. Realized gains and losses on securities sold are determined based on the specific identification of the securities sold.

Software Development Costs—Software development costs for new software products to be sold or marketed externally for resale are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of amortized cost or net realizable value. The Company recognizes the greater amount of annual amortization of capitalized software costs under 1) the ratio of current year revenues by product to the product’s total estimated revenues method or 2) over the products estimated economic useful life by the straight-line method.

Liquidity and Capital Resources

To date, the Company’s cash flow from operations has been insufficient to cover the Company’s expenses and capital needs.  The Company has financed its operations primarily through debt and equity financing.  The Company’s estimated funding requirements do not reflect any contingency amounts and may increase, perhaps substantially, if the Company is unable to generate revenue in the amount and within the time frame it expects or if it has unexpected cost increases.  If the Company is unable to obtain capital or is required to obtain it on terms less satisfactory than what it desires, the Company may need to delay the development and marketing of its products or take other actions that could adversely affect its revenue growth and net income.

The Company’s cash on hand at March 31, 2002 was $406,000, a decrease of $2,081,000 from year end, primarily due to the payment of the Brown Simpson Convertible Debentures.  The Company’s working capital at March 31, 2002 was $4,607,000, a decrease of $1,253,000 from December 31, 2001.  Management anticipates continuing losses in support of its growth initiatives and, thus expects continued negative cash flow in 2002.  However, we continue to improve our cash management efforts and attempt to reduce our operating costs where possible. We believe that our current cash and investment position and the anticipated cash receipts from receivables will be sufficient to meet our working capital needs through December 31, 2002.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2002 was $1,239,000 compared with $2,390,000 for the three months ended March 31, 2001, a decrease of $1,151,000.  The Company’s net loss at March 31, 2002 was $1,485,000, a decrease of $2,436,000 compared with March 31, 2001.  The decrease in the loss is due primarily to the recognition of a $1,276,000 unrealized loss relating to the other-than-temporary impairment of equity securities in 2001.  Other factors include improved gross margins and reductions in operating expenses.  Other items impacting the cash used in operating activities during the three months ended March 31, 2002 were decreases in accounts receivable of $962,000, accounts payable of $394,000 and deferred revenue of $510,000.

Net cash provided by investing activities for the three months ending March 31, 2002 was $1,093,000 compared with $74,000 used in investing activities for the three months ending March 31, 2001.  The increase in cash of $1,167,000 for the 2002 period compared to the 2001 period was due to the liquidation of low duration fixed income funds to support our current operating activities.

Net cash used in financing activities for the three months ending March 31, 2002 was $1,935,0000 compared with $5,000 provided for the three months ending March 31, 2001.  The decrease in cash of $1,940,000 for the 2002 period compared to the 2001 period was primarily due to the payment of the Brown Simpson Convertible Debentures.

Income Taxes

At March 31, 2002, a valuation allowance of 100% of the deferred tax asset has been recorded, as management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized.  In addition, the Company’s operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Other Matters

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of assets at the time of their acquisition.  It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.  Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated value.  If the intangible asset has a finite useful life, it will be amortized over that life.  Intangible assets with an indefinite life are not amortized.  Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset’s carrying value exceeds its estimated fair value.  Goodwill will be treated similar to an intangible asset with an indefinite life and will be reviewed annually for impairment.  The adoption of SFAS No. 142 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, but retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  SFAS No. 133 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142.  The adoption of SFAS 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, the Company may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business.  On March 1, 2002, the Company filed a complaint against NERA (Philippines) Inc. (“NERA”) in the United States District Court for the District of Colorado in connection with the Company’s delivery of certain hardware products and related warranties and software products.  The Company and NERA had previously entered into an International Value-Added Reseller Agreement.  After execution of the agreement, NERA submitted various purchase orders, which the Company fulfilled.  The Company is seeking relief for damages incurred as a result of NERA’s refusal to pay for certain of the shipped products.  The Company has reserved approximately $485,000 against such receivable.

Item 6.          Exhibits and Reports on Form 8-K

(b)     Reports on Form 8-K.

On January 8, 2002 the Company filed a Current Report on Form 8-K that reported that we had received a delisting notice from the NASDAQ SmallCap Market.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002	eSoft, Inc.

/s/ Jeffrey Finn
Jeffrey Finn
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2002	/s/ Amy Beth Bennett
Amy Beth Bennett
Vice President of Finance
(Principal Financial and Accounting Officer)